Form 10-K
period 2014-12-31
MRV COMMUNICATIONS INC
filed 2015-03-16
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
_______________________

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ t o _____________

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the Registrant's Common Stock held by non-affiliates based upon the closing price of a share of the Registrant's Common Stock on June 30, 2014 (based upon the closing sale price of such shares on the NASDAQ on June 30, 2014) was $111,708,379. The number of shares of Common Stock, $0.0017 par value, outstanding as of March 9, 2015— 7,089,264.

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

MRV Communications, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2014

PART I
Item 1.    Business.
Company Background
MRV Communications, Inc. ("MRV" or the "Company"), through our business units, is a global provider of telecommunications devices and systems that feature converged packet and optical solutions that empower the optical edge and network integration services for leading communications service providers and enterprises. For more than two decades, the most demanding service providers, Fortune 1000 companies and governments worldwide have trusted MRV to provide best-in-class solutions for their mission-critical network operations. We help our customers overcome the challenge of orchestrating the ever-increasing need for capacity while improving service delivery and lowering network costs for critical applications such as cloud connectivity, high-capacity business services, mobile backhaul and data center connectivity.
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

◦
OCS is headquartered in the United States and provides a comprehensive portfolio of packet and optical solutions enabling the access, aggregation, transport, and management of various communications traffic for fixed line, cable, content delivery, cloud-based and mobile communications networks leveraging both direct and channel sales through third party channel partners. As of December 31, 2014, OCS had 264 employees.

◦
OCS is focused on the development of scalable optical edge solutions that combine packet and optical technologies and sophisticated network management software. Our optical metro edge solutions help our customers to generate more revenues from their networks and offer new differentiated services along with reductions in operational costs through automation, scale and infrastructure layer convergence.

◦
Network Infrastructure management: Our infrastructure management solutions, which are part of our OCS division, complement our optical communications products and enable focused solutions for network monitoring and lab automation for equipment manufacturers, large networks, and network solutions providers. Our test management and automation products are designed to increase the efficiency in the test lab environment, enabling more tests in less time with fewer resources. Remote control and management of cable topologies, lab devices, and power distribution optimize the lab for responsiveness and help our customers get the most effective use of capital expenditures.

◦
Appointech is based in Taiwan and provides high quality design and cost-effective manufacturing of fiber optic modules for the fiber-optic communications industry. As of December 31, 2014, Appointech had 13 employees.

•	Network Integration:

◦
With best-in-class equipment, hardware and software offerings, the Network Integration segment provides end-to-end solutions including consulting, installation and support and managed services for fixed line, cable and mobile communications networks. Our Network Integration subsidiary, Tecnonet, is an Italian supplier of a wide range of communications equipment from leading global manufacturers, as well as telecommunications solutions and services, including network infrastructure, unified communications, mobility and wireless, network security, cloud computing services, managed call center services, network integration, and optimization serving the Italian market. As of December 31, 2014, Tecnonet had 168 full-time employees and 57 temporary employees.

On December 2, 2011, we announced that we entered into a stock purchase agreement with CES Holding SA, as purchaser, represented for purpose of the agreement by Vinci Capital Switzerland SA, for the sale of our former wholly-owned Swiss subsidiary, CES Creative Electronic Systems SA ("CES"). The sale of CES was subject to stockholder approval, which was obtained on January 9, 2012 and the sale was completed on March 29, 2012.

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
The historical financial results of each of CES, Alcadon, and Pedrena prior to the date of sale were reclassified as discontinued operations for all periods presented. Cash flows from discontinued operations are presented combined with the cash flows from continuing operations in the accompanying Consolidated Statements of Cash Flows.
Industry Background
Network Equipment
Telecommunications networks are evolving to support the increasing demand for high-bandwidth applications such as mobile services, Internet Protocol video services, or "IP-video," peer-to-peer networking, content-rich, transactional websites and cloud services. Connectivity is now vital to daily life and many providers are emerging from content delivery, social networks, data centers and application service providers, in addition to traditional telecommunications companies. The growth in new applications and services is driving the need for flexible service capability and additional bandwidth capacity in many portions of the world's networks. This significant transformation is most evident in metro networks, where the business models of traditional communications providers continues to be challenged to offer new differentiated services in a cost-effective and efficient manner. To meet this demand, our customers are upgrading their legacy network infrastructure with new optical communications solutions to broaden their service offerings and improve management and automation, resulting in increased capacity and efficiency focusing on lower total cost of ownership of their networks.
Through our global MRV-branded OCS business unit and our Network Integration business unit in Italy, we provide a broad array of product and service offerings, including integrated packet and optical equipment and services connecting communication networks that transport digital data, voice and video across metropolitan and regional networks. OCS comprehensive product portfolio for metro networks enable the delivery of new generation high-capacity services over any fiber infrastructure, facilitating network transformation and increasing efficiency, while reducing complexity and costs. As a pioneer and technological leader for over 25 years, OCS has established a reputation for high quality and is an established brand among multinational and regional telecommunications service providers, wireless backhaul operators, content providers, MSOs, Fortune 1000 companies and governments worldwide. OCS's product portfolio of packet and optical platforms places it at the nexus of two important trends in networking today: the convergence of optical and packet networking and the extension of fiber-based networking technologies to connect the end user to content and interconnect data intensive cloud traffic from data centers to data centers.
OCS's comprehensive portfolio of field-proven packet and optical products, along with decades of experience and established relationships with communications service providers, position MRV as a leading vendor in optical networking convergence. Our optical communications systems empower digital network transformation in access and metro networks, enabling convergence of historically separated transport technologies to expand capacity and provide the packet-level intelligence needed to support today's services.
We believe the long-term growth of metro networking investments and the demand for our optical products will be fueled by the increasing demand for more bandwidth capacity, higher connection speeds, and more service flexibility. The massive proliferation of video media creation and sharing, the shift to mobile and the rise of cloud-based services and remote data storage networks are collectively driving exponential growth in bandwidth consumption.
In a report issued on June 10, 2014, Cisco Systems, Inc. ("Cisco") estimated that metro traffic will surpass long-haul traffic in 2015, and will account for 62% of total IP traffic by 2018. Metro traffic will grow nearly twice as fast as long-haul traffic from 2013 to 2018. The higher growth in metro networks is due to the increasingly significant role of content delivery networks, which bypass long-haul networks and deliver traffic to metro and regional backbones.
As a result of ongoing bandwidth demand and network architectural changes, Communication Service Providers ("CSPs") are upgrading their metro network infrastructure. Further fueling this investment is the growing competition among wireless service providers, wireline telecom providers, cable, Multiple System Operator's ("MSOs") and Over the Top providers to penetrate each other's incumbent markets. Global telecom services continue to be the largest portion of information technology ("IT") spending. Gartner, Inc., a market research company in the telecommunications industry, forecasts that of the estimated $3.8 trillion in total worldwide IT spending in 2014, telecommunications services are expected to represent $1.742 trillion, a rise of 2.4% over the $1.701 trillion in 2013.

To improve network capacity and provide the packet-level intelligence needed in the wireless and wireline last mile, CSPs are converging historically separate network technologies. Ethernet technology has long been deployed within enterprises. Over the past several years “Carrier-grade” Ethernet has been implemented by CSPs in metro area networks ("MANs") as a result of improved quality-of-service, reliability and inclusion of features traditionally found in SONET or ATM based equipment. By keeping traffic packetized, CSPs provide customers with improved network utilization and value-added managed services in addition to raw transport or bandwidth. Carrier Ethernet devices, such as those offered by OCS, provide CSPs a scalable and cost effective way to improve traffic handling within the metro access network and demarcation points while grooming the traffic being routed into the core network. By managing traffic effectively at the metro edge of the network, service providers can reduce the number of core router ports needed, leading to significant cost savings. In a report issued on September 30, 2014, Infonetics Research forecasts that the Ethernet over fiber access device market is projected to reach $976 Million in 2018, with a compound annual growth rate ("CAGR") from 2013-2018 of 7.65%.
Similarly, Optical Transport technology, historically deployed deep within the core of CSPs' networks, has been pushed out to the metro and access areas of the network, reflecting both the increased need for bandwidth and the improved price-performance characteristics of optical networking gear. Additionally, metro optical build-outs by communications providers are anticipated to keep up with the local demand for cloud-based business and consumer services and data center interconnects.
Optical Transport refers to the transmission of digital data over optical wavelengths through a fiber optic cable and can scale to Terabits of traffic over single fiber strand. One of the more common techniques utilized for Optical Transport optimization is Wave-Division Multiplexing (WDM). Multiple wavelengths are combined, or multiplexed, utilizing different wavelengths of light as individual communications transport channels, and passed through a single optical fiber. To more efficiently utilize the fiber infrastructure, CSPs have increased, and continue to increase, the transmission speeds from 1Gbps to 10Gbps to 40Gbps and to 100Gbps. In addition, up until recently, optical networks were static with fixed wavelength transponders, fixed multiplexing, and fixed, non-optimal assignment of packet services over lightpaths. However, new advances in optical technology can allow network operators to configure and automate the optical layer. Using these programming capabilities, the Reconfigurable Optical Add Drop Multiplexes, or ROADM-based dynamic optical transport solutions are essential for network applications were changeable traffic patterns and projections make advance wavelength planning difficult or where network demands make static wavelength designed inefficient. According to Infonetics Research (Optical hardware Market Share and Forecast 2014), the WDM metro market is projected to reach $7.2 Billion in 2018, with a compound annual growth rate ("CAGR") from 2013-2018 of 9.6%.
Mobility continues to be an influential theme within communications, as the number of connected devices rises and the usage of such devices expands. According to Cisco's Visual Networking Index ("VNI") published on February 5, 2014, by the end of 2018, the number of mobile-connected devices will be 1.4 times greater than the number of people on earth. There will be over 10 billion mobile-connected devices in 2018, including machine-to-machine modules-exceeding the world's population at that time (7.6 billion). Moreover, new data-enabled mobile computing devices such as laptops, tablets, and smart phones carry a much higher usage profile and require faster access speeds compared with legacy devices. Consumer video content sharing and the rise of mobile oriented online services and cloud-based services are driving mobile data traffic. According to Cisco's VNI, global mobile data traffic is expected to grow at a 61% compound annual growth rate (CAGR) from 2013 to 2018, three times faster than the growth of global IP fixed traffic during the same period. By 2018, global mobile data traffic will reach 15.9 exabytes monthly, or a run rate of 190 exabytes annually. The use of fiber as a backhaul medium is also increasing due to its advantages of high speed throughput and long transport distance.

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

Markets Served
MRV primarily serves the following markets:
Telecommunications Service Providers
Our telecommunications service provider customer base includes international, national and regional telecommunications carriers, both wireline and wireless. Telecommunications service providers are under increasing competitive pressure, primarily from emerging competitors that offer similar services at competitive prices. Additionally, as the Internet has become ubiquitous and the consumers significantly more mobile, providers of content delivery and cloud-based services are driving the need for more flexible high bandwidth applications. Our products and services enable both established and emerging telecommunications service providers to transition their existing network infrastructures to deliver a broader mix of higher bandwidth services to consumers and enterprises. We provide products that enable telecommunications service providers to support demand for video delivery, broadband data and video and wireless broadband services. Additionally, we enable these telecommunications service providers to sell wholesale services to each other thereby building wider network access for the end user.
Content Providers and Data Center Operators
Among our customers are leading content providers and data center operators. This market segment includes a wide range of data centers, including co-location companies, Internet exchange centers, web service companies, cloud & content providers, and large enterprises. These customers are witnessing an increased demand for flexible bandwidth between sites. Driven by the ever-growing use of streaming video services (enterprise demand for cloud services as well as the virtualization of data center operations) data center operators are faced with the challenge of quickly connecting large campuses with very high bandwidth across metro and regional distances. The data center market is an important growth area also for traditional service providers and for enterprises that continue to transition towards cloud services. Cloud services are an important offering for service providers to enable them to retain customers and as a source of revenue in a market segment that will expand for many years to come. In light of these facts, we see this market segment as a guiding reference to service provider market.
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

Major Customers

As of December 31, 2014 and 2013, amounts due from Telecom Italia S.p.A. and FastWeb S.p.A., Network Integration segment customers, accounted for 34% and 49% of our consolidated gross accounts receivables, respectively. Revenue from FastWeb S.p.A., accounted for 24%, 28% and 29% of our consolidated revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Revenue from Telecom Italia S.p.A., accounted for 16%, 14% and 13% of our consolidated revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

Products and Services

Our comprehensive portfolio of field-proven optical communications solutions empower digital network transformation in access and metro networks, enabling convergence of historically separate Ethernet and Optical Transport technologies to expand capacity and provide the packet-level intelligence needed to support today's services. MRV Optical and Packet products can be used as complete solution to design metro service network, or as independent elements as part of large heterogeneous network with field-proven interoperability.

Our products and services include:

•	Optical Transport products;

•	Carrier Ethernet products;

•	Network management products;

•	Infrastructure management products; and

•	Network integration and services.
Optical Transport Products
Optical Transport refers to the transmission of data signals through a fiber optic cable. One of the more common techniques utilized for Optical Transport optimization is WDM. Multiple wavelengths are combined, or multiplexed, utilizing different wavelengths of light as individual communications transport channels, and passed through a single optical fiber. MRV's Optical Transport portfolio addresses the rapidly increasing demand for transport capacity, multiple services and end-to-end management to the network optical edge enabling access, metro and long-haul optical communications. With the integration of WDM and Ethernet packet functionality, MRV is delivering advanced packet-optical transport solutions. MRV’s best-of-breed optical transport proposition provides a scalable and flexible Optical Transport solution with a robust and simplified system architecture that provides entry level access platforms to high-end solutions that can support up to 8 Tbps per fiber pair. MRV's optical transport portfolio offers a pay-as-you-grow cost-effective business model to meet the significantly increasing bandwidth demands in today’s networks.  Our products provide carriers, enterprises, data center and Internet exchange providers with a comprehensive solution that features simplicity, compact size, low latency small foot print and low power consumption.

OptiDriver® is the most recent addition to MRV’s comprehensive family of advanced optical transport network elements. Designed to offer the industry’s highest density 10Gbps and 100Gbps transport, with more than 80 wavelengths in only 10RU, OptiDriver is engineered to support the latest advances in optical technologies, including intelligent optical automated ROADM networks and 100Gbps transport. OptiDriver is designed from the ground up to reduce the capital costs and operational expenses of our customers. A flexible shelf and component architecture dramatically lowers initial and ongoing hardware costs, simplifies operations, and minimizes power and space requirements. Multifunction hardware allows a minimum number of components to serve the maximum variety of applications, including Ethernet, OTN, TDM (T1/E1 to 100G), Fibre Channel, ESCON/FICON, Infiniband, and others. Built-in testing and rapid turn up features lower the operational cost of installation and significantly decrease time to revenue. OptiDriver is fully integrated into MRV’s advanced Pro-Vision® service provisioning and management software, which operates seamlessly in a mixed network of MRV’s Optical and Carrier Ethernet systems. As the Company's next generation optical transport product, OptiDriver® is intended to ultimately replace the Company's LambdaDriver® and FiberDriver® products.

LambdaDriver® has been OCS’s premiere optical transport system for building high-performance enterprise access, metropolitan carrier and long haul transport networks. The LambdaDriver is a multi-functional, compact, modular WDM system that supports both dense and coarse WDM technology. LambdaDriver also serves as a packet optical transport system by integrating Carrier Ethernet connection-oriented services and ROADM for automated optical mesh topologies with wavelength-level switching. The LambdaDriver series can support data rates from 8 Mbps up to 40 Gbps with future upgrade-path to 100 Gbps.

The Fiber Driver® optical multi-service access product line provides a full range of services including demarcation, media conversion, signal repeating and fiber-optimization solutions. The Fiber Driver line includes several families of products with the flexibility for any type of optical or copper technology, covering virtually every protocol in use in networking today.

Packet/Carrier Ethernet Products
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
The OptiSwitch® Carrier Ethernet service demarcation and first-mile aggregation series delivers best-of-breed capabilities that enable carriers and service providers to deliver assured SLA services that create new revenue streams with a rapid return on investment. Major Tier-1 service providers have deployed OptiSwitch in their networks and will benefit from the new standardized Carrier Ethernet 2.0 features, including multi class of service, interconnect and manageability. These features are critical for enabling high-revenue services like LTE 4G mobile backhaul, business Ethernet services and cloud access services. An integral part of the OptiSwitch CE 2.0 solution is MRV's Pro-Vision®, an industry recognized and award-wining Service Provisioning and Management software, that enables carriers to simplify Ethernet service delivery, accelerate time-to-market for new applications and provides centralized service visibility, intelligence along with substantial OPEX reduction.
OptiPacket® is the most recent addition to MRV’s comprehensive packet transport portfolio. Metro networks continue to expand and require more intelligent high-density aggregation with focus on 10G and 100G packet switched services. This product opens new market segments in Metro Service Edge that enables a broader solution to our customers' needs while providing more strategic value with end-to-end solutions for smaller service providers and carriers. OptiPacket upgrades our solution from the metro access market to the metro service edge market. Our strategy is to combine a broader metro solution that extends from OptiSwitch in the access domain to OptiPacket in the metro service aggregation domain to OptiDriver in the optical transport domain, all manageable and operable with our Pro-Vision® service delivery software. The OptiPacket series is a carrier-class, high capacity provider edge aggregator with a packet-optical roadmap positioned for multi-layer service convergence, intelligence, and high capacity aggregation needed for next-gen Metro networks. The new OptiPacket® (OP-X models) combines the field-proven technology and expertise of MRV’s optical and packet product families into an all-in-one, highly flexible, intelligent architecture. Our vision is to help service providers to simplify and converge their networks, by optimizing the platform for packet-only, optical-only, and converged packet-optical networks, MRV is enabling service providers to seamlessly deliver multi-layer services over the same metro service edge. This, along with the solution’s industry-leading bandwidth capacity, port density, and power efficiency makes it easier for service providers to manage unpredictable bandwidth demand and create a strong foundation for Software-Defined Networking (SDN), Network Functions Virtualization (NFV), and consequently enable highly beneficial metro network transformation.
Capitalizing on the latest innovations in packet and optical technologies, the new OptiPacket® platform offers outstanding efficiency and intelligence to support ultra-high-density 10G and 100G services. Service providers are able to deploy the OptiPacket® platform as a packet-only solution in high-capacity mega POPs for broadband aggregation applications.

Network Management

Pro-Vision® is designed to improve operational efficiency by unifying the management of packet switching and optical transport equipment. Pro-Vision is the orchestration software overlay that enables convergence of the packet and optical layers into a robust network capable of efficiently supporting new and existing services. Pro-Vision® is MRV's service orchestration platform that gives service providers the automated tools to design, provision, manage, diagnose, visualize and optimize both packet and optical access networks. It seamlessly automates the provisioning, orchestration and management for thousands of network elements and millions of services. Pro-Vision's packet and optical tools bring a new level of service control to networks and provide a suite of applications for automated service provisioning, assurance, monitoring, reporting, inventory and maintenance. It is a centralized carrier-class, web based platform that uses intuitive GUI based displays and offers powerful methods to reduce operational expense and paves the way for the software defined network of the future. Pro-Vision replaced the Company's previous software solution, MegaVision®.

Infrastructure Management Products

MRV's physical layer switches are scalable, OSI layer 1 switches that allows users to connect any port to any other port within the system using a non-blocking matrix. The Media Cross Connect is an optical/electrical/optical (OEO) switch used for data rates and media up to 10Gbps. The Optical Cross Connect is an all optical (OOO) switch for single mode fiber rates up to 100Gbps. Deploying these switches in a lab environment allows test commitments to be met without compromising quality or responsiveness, or increasing capital or operational expenses.

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
Network Integration and Services
We believe that pre-sales engineering and post-sales support services help reduce cost of ownership, support business goals and promote customer loyalty. Accordingly, we provide a broad range of service offerings including pre-sale network design, consultation, site-surveys, on-site installation, network integration, technical assistance, and specialist support. Post-sales support includes in-warranty as well as out-of-warranty repair and on-site maintenance. Our services include a choice of technical support services including around-the-clock response and managing services for fixed line, cable and mobile communications networks. Additionally, we provide network system design, integration and distribution services that are primarily based on products manufactured by third-party vendors to telecommunication service providers in Italy. We also provide Network Operations Center services in Italy. These services are provided by our Italian subsidiary.
Worldwide Sales and Marketing
As of December 31, 2014, our OCS worldwide sales and marketing organization consisted of 97 employees, including sales representatives, pre- & post- sales technical support, product line management, technical marketing, marketing communications and management. We have field sales personnel in more than 10 countries involved in the sales and distribution of our products, as well as providing pre- & post- sales technical support to end users of our products. We sell and service our products both directly and through channel partners including distributors, value-added resellers and system integrators. Outside the United States, we maintain direct sales and service operations in Argentina, Australia, Canada, Germany, Israel, Italy, the Netherlands, Taiwan, Thailand, Poland, and the United Kingdom.
Additionally, our Italian subsidiary sells and markets products manufactured by third-party vendors, supplied as part of our network integration and distribution services. They provide system design, network integration and post-sales support, as well as Network Operations Center services. These services enhance our ability to penetrate targeted vertical and regional markets. We believe that collaborating with successful third-party vendors in certain areas helps to provide growth opportunities beyond the targeted applications of our product lines.

We employ various methods, such as public relations, advertising, and trade shows in an effort to build awareness of our products and to establish our corporate MRV brand name, as well as that of our Italian operating subsidiary, Tecnonet. We conduct our public relations activities both internally and through relationships with outside agencies. We focus on major public relations activities concentrated around new product introductions, corporate partnerships and other events of interest to the market. We supplement our public relations through media advertising programs, including electronic media and attendance at various trade shows worldwide throughout the year.
Competition
The communications equipment industry is intensely competitive. We compete directly with a number of established and emerging networking companies.
Our direct competitors in networking products, switches, routers and media converters generally include: ADVA Optical Networking, Alcatel-Lucent, Adtran, BATM Advanced Communications, BTI Systems, Inc., Ciena Corporation, Cisco Systems, Inc., Cyan, ECI Telecom Ltd., Ekinops, Ericsson, Fujitsu Limited, Huawei Technologies Ltd., Nokia Siemens Networks BV, RAD Data Communications, Ltd., Coriant, and Transmode. Most of our competition in the Network Integration segment comes from other regional service providers in Italy such as Italtel S.p.A., Alpitel S.p.A., Maticmind S.p.A., NextiraOne Italia S.r.l., and Lutech S.p.A.
Many of our larger competitors in Network Equipment offer customers a broader product line, which provides a more comprehensive networking solution than we provide. Accordingly, in certain regional markets we have collaborated with other vendors in an effort to enhance our overall capability in providing products and services.
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
Product Development and Engineering
We believe that in order to maintain our technological competitiveness and to serve our customers better, we must enhance our existing products and continue to develop new products. Accordingly, our Network Equipment segment focuses a significant amount of resources on product development and engineering. Product development and engineering expenses were $20.8 million, $19.4 million, and $15.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Financial information for each of the principal segments for revenue, measures of profit or loss and total assets, and breakdown by geographic regions, are included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8 "Financial Statements and Supplemental Data" of this Form 10-K.
Global Operations
We outsource the manufacturing of our network equipment products to world class contract manufacturers. These products include: switches and optical transport platforms, remote device management products and networking physical infrastructure equipment. Outsourcing allows us to react more quickly to market demand; avoid the significant capital investment required to establish automated manufacturing and assembly facilities; and allocate resources on product design and development. Our Operations personnel primarily perform: supply chain management, commodity management, quality compliance and assurance, supplier engineering, test software development, and NPI Program Management. Our processes and procedures are ISO 9001 certified and so are those of our electronic manufacturing service providers.

Intellectual Property
To date, we have relied principally on a combination of patents, copyrights and trade secrets to protect proprietary technology. We have 17 U.S. patents and two foreign patents which expire through 2026. In addition, we have four U.S. patent applications and one foreign patent application pending. However, we have not actively defended our patent portfolio in the past and do not consider our patents critical to our revenue stream. Our products rely principally on a combination of industry standard technology, our trade secrets, and software copyrights. Generally, we enter into confidentiality agreements with our employees and key suppliers and otherwise seek to limit access to and distribution of the source code to our software and other proprietary information. These steps may not be adequate to prevent misappropriation of our technologies, or a third party may independently develop technologies similar or superior to any that we possess.
Employees
As of December 31, 2014, MRV employed 445 full-time employees. Of these employees, 181 were in manufacturing, 101 were in product development and engineering, and 163 were in sales, marketing and general administration. Of these employees, 295 work in locations outside the United States.
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

Internet Access to Our Financial Documents

We maintain a website at www.mrv.com. We make available on our website, free of charge, reports that we electronically file with or furnish to the SEC. We make the reports available on our website as soon as reasonably practicable after filing or furnishing such reports to the SEC. These reports include Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are also available directly through the SEC's website at www.sec.gov.

Item 1A.    Risk Factors.
The following risk factors and other information included in this Form 10-K should be carefully considered. The Company is subject to numerous risks and uncertainties, the outcome of which may impact future results of operations and the Company's financial condition. The risks and uncertainties described below are not all encompassing and should be considered carefully together with the other information contained in this report and in the other reports and materials filed by us with the Securities and Exchange Commission (“SEC”), as well as news releases and other information we publicly disseminate from time to time. Additional risks and uncertainties not presently known to us or which we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected and the trading price of our Common Stock could decline.
We did not achieve profitability on a consolidated basis for the years ended December 31, 2014 and 2013, and may not achieve profitability in the future.
We did not achieve profitability for the years ended December 31, 2014 and 2013 on a consolidated basis, and we expect to continue to incur significant product development, sales and marketing and general and administrative expenses, and costs related to improving manufacturing efficiency in the near term. As a result, we will need to continue our efforts to contain expense levels and increase revenue levels in an effort to achieve profitability in the future. We may not be successful in our efforts to contain expense levels and increase revenue levels, and we may not attain profitability on a sustained basis or at all.

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

Many other factors have the potential to significantly impact our business, such as concerns about inflation and deflation, deterioration in credit availability due to economic downturns or instability on a local or global level, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the communications markets, reduced availability of insurance coverage or reduced ability to pay claims by insurance carriers, international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions may make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to reduce spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit or could even need to file for bankruptcy. Either of these circumstances could result in an impairment of their ability to make timely payments to us. If these circumstances were to occur, we may be required to increase our allowance for doubtful accounts. Historically, our business does not come from the end customer directly, and we have experienced growth patterns that are different than what the end customer demand might be, particularly during periods of high volatility. This can manifest itself in periods of growth in excess of our customers' growth followed by periods of under-shipment before the volatility abates as our customers adjust their inventory levels. Given recent economic conditions it is possible that any correlation will continue to be less predictable and will result in increased volatility in our operating results and stock price. We cannot predict the timing, strength or duration of any economic slowdown or recovery, worldwide, in the network equipment and integration industries or in the markets in which we operate. If the economy or the markets in which we operate deviate from present levels or deteriorate, we may record additional charges related to restructuring costs and the impairment of goodwill and long-lived assets, and our business, financial condition and results of operations may be materially and adversely affected. Additionally, the combination of our lengthy sales to delivery cycle coupled with challenging macroeconomic conditions could have a synergistic negative impact on the results of our operations. The impact of market volatility is not limited to revenue but may also affect our product gross margins and other financial metrics. Such impact could be manifested in, but not limited to, factors such as fixed cost overhead absorption.

A few customers account for a substantial portion of our sales, increasing both our dependence on a few revenue sources and the risk that our operations will suffer materially if a significant customer stops ordering from us or substantially reduces its business with us.

One customer in the Network Integration segment, FastWeb S.p.A., accounted for 24%, 28% and 29% of total consolidated revenues for the years ended December 31, 2014, 2013 and 2012, respectively. The same customer in the Network Integration segment accounted for 5% and 22% of accounts receivable as of December 31, 2014 and 2013, respectively. Another customer in the Network Integration segment, Telecom Italia S.p.A., accounted for 16%, 14% and 13% of total consolidated revenues for the years ended December 31, 2014, 2013 and 2012, respectively. The same customer in the Network Integration segment accounted for 29% and 27% of accounts receivable as of December 31, 2014 and 2013, respectively. While our financial performance benefited from substantial sales to these customers, because of the magnitude of sales to these customers, our results would suffer if we were to lose their business. Additionally, if those customers, or other significant customers, made substantial reductions in orders or stopped paying their invoices when due, our results of operations would suffer unless we were able to replace the orders or collect on the payments due. Both customers are major telecom companies operating predominately in Italy.

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

During the years ended December 31, 2014 and 2013, product development and engineering expenses accounted for 12% of revenue. In 2015, we are investing further in our engineering staff and the development of our product lines, and expect this expense to increase. Introduction of new products and product enhancements will require that we effectively transfer production processes from development to manufacturing and coordinate our efforts with those of our manufacturers and suppliers to achieve volume production rapidly. If we fail to transfer production processes effectively, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

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

We rely to a significant extent on a limited number of contract manufacturers to, manufacture, assemble and test our products. The qualification and set up of these independent manufacturers under quality assurance standards is an expensive and time-consuming process. Our reliance upon third party manufacturers could expose us to increased risks related to lead times, continuity of supply, on-time delivery, quality assurance, and compliance with environmental standards and other regulations. Reliance upon third party manufacturers also exposes us to significant risks related to their operations, financial position, business continuity, sourcing relationships and labor relationships that may affect their manufacturing of our products including their continued viability. Product manufacturing with our contract manufacturing partners principally takes place in the United States, Israel and Canada. Significant disruptions in these and other countries where our products or key components are manufactured, including natural disasters, epidemics, acts of war or terrorism, social or political unrest or work stoppages, could affect the cost, availability or allocation of supply and manufacturing capacity and negatively affect our business and results of operations. As a result, we may lose existing or potential customers or orders and our business may be negatively impacted.

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

Our ability to run our operations, develop, manufacture and market our products, and compete with our current and future competitors depends in large part on our ability to attract and retain qualified personnel. The loss or unavailability of any of our key personnel, which includes our executive officers, could have an adverse effect on the Company’s financial condition and results of operations. We have had a succession of chief executive officers and other executive management in the recent past, and maintaining consistency and providing structure and reliability to the Company's employees and our customers and vendors will be important for the Company's ability to produce reliable financial results. We are dependent upon our management team, especially in places where personal relationships are a significant part of a business transaction. We do not have succession plans in every key position, and the loss of the services of these officers could have a material adverse effect on our operations. Further, competition for highly-qualified engineers in the network equipment and integration industries is intense, and we will be required to compete for those personnel with companies having substantially greater financial and other resources than we do. If we do not attract and retain necessary team members to operate our business and build our products, our business could be materially adversely affected.

Our business and future operating results are subject to a wide range of uncertainties arising out of the international nature of our operations and facilities that could adversely affect our results of operations.

External revenues from foreign subsidiaries accounted for 63.0%, 61.0% and 62.0% of revenue for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Our interest income and expense is impacted by fluctuations in interest rates. Changes in foreign exchange rates impact us in four ways. Several of our foreign business units have a functional currency other than the U.S. dollar. The amount of revenue, expenses, assets and liabilities measured in U.S. dollars is impacted by changes in exchange rates. Our revenue and profits were not materially impacted by fluctuations in exchange rates during the year ended December 31, 2014 when compared to the prior year period. Conversely, our revenue and profits were positively impacted in 2013 and negatively impacted in 2012 because of the fluctuations of the U.S. dollar relative to the currencies in which these business units report their results. Further, fluctuations in currency exchange rates can and do cause our products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. The proportion of our costs incurred in various currencies varies from the proportion of revenue denominated in that currency which may materially impact our gross margins. Some of our accounts receivable, cash balances, accounts payable, credit lines, and other assets and liabilities are denominated in currencies other than the related business unit's functional currency. Increases or decreases in the expected amount of cash flow result in foreign exchange gains or losses which impact our profitability. We currently do not have any hedging or swap agreements in place. Where possible, we attempt to denominate sales in countries in which we do business in the local currency, to match the proportion of cost and revenue transacted in each currency, and to match the assets and liabilities held in each currency which helps to reduce foreign exchange rate exposure to some degree. We could incur losses from the lack of hedging activities in the future. In addition, inflation or fluctuations in currency exchange or interest rates in any of the countries that we do business could increase our operating expenses and thereby adversely affect our results of operations.

Our ability to utilize our NOLs and certain other tax attributes may be limited.

As of December 31, 2014, MRV had net operating losses ("NOLs") of $179.7 million, $100.7 million and $97.3 million, for federal, state and foreign income tax purposes, respectively. Additionally, the Company had capital loss carry-forwards of $110.5 million and $24.0 million for federal and state tax purposes, respectively. The capital loss carry-forwards, which were generated by the sale of Source Photonics, expire in 2015. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carry-forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry-forwards existing at that time could be limited. As of December 31, 2014, the US federal and state NOLs had a full valuation allowance.

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

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect the Company’s consolidated financial statements.

The Company’s consolidated financial statements are subject to the application of generally accepted accounting principles ("GAAP"), which is periodically revised and/or expanded. Accordingly, the Company is required to adopt new or revised accounting standards from time to time issued by recognized authoritative bodies, including the FASB. It is possible that future changes the Company is required to adopt could change the current accounting treatment that the Company applies to its consolidated financial statements and that such changes could have a material effect on the Company’s financial condition and results of operations.

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

We rely upon a number of internal business processes and information systems to support key business functions and the efficient operation of these processes and systems is critical to our business. We implemented an enterprise resource planning (“ERP”) system in 2013 that allows the financial and other business functions to interact and scale to support the growth of our business. The continued integration of the ERP system into our business can be costly and imposes substantial demands on management's time, and may be disruptive to our operations. Further, it may require changes in our other information systems, modification of internal control procedures and training of employees or third party resources. Our information technology systems, and those of third party providers, may also be vulnerable to damage or disruption caused by circumstances beyond our control. These include catastrophic events, power anomalies or outages, natural disasters, computer system or network failures, viruses or malware, physical or electronic break-ins, unauthorized access and cyber-attacks affecting our systems or those of third party business partners. Any material disruption, malfunction or similar challenges with our business processes or information systems, or disruptions or challenges relating to the transition to new processes, systems or providers, could have a material adverse effect on the operation of our business and our results of operations.

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

In connection with our past stock option grant practices, we, and a number of our former directors and officers, were subjected to a number of lawsuits. A description of the litigation is set forth in Item 3. "Legal Proceedings" of this Form 10-K. Although we entered into a Stipulation of Settlement with the other parties to the litigation which was approved by the courts, we have been and remain subject to a number of risks, including the following, each of which could result in a material adverse effect to our business, financial condition and results of operations and/or a negative effect on the market for our stock: (i) potential indemnification obligations for our former directors and officers related to the litigation; (ii) costs in effectuating on-going or additional remediation actions; and (iii) diversion of the time and attention of members of our management and Board of Directors from the management of our business.

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

We have examined and evaluated our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and identified two material weaknesses for the year ended December 31, 2014. We previously identified a material weakness in the year ended December 31, 2013, which was remediated in the subsequent year. For the year ended December 31, 2012, we had no material weaknesses.

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

The Company's disclosure controls and procedures may not prevent or detect all acts of fraud.

The Company’s disclosure controls and procedures are designed to reasonably ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. The Company’s management believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and the Company cannot ensure that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected.

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

This Form 10-K and other Company releases and filings with the SEC may contain forward-looking statements. We generally identify forward-looking statements using words like "anticipate," "appear," "believe," "estimate," "expect," "intend," "may," "should," "plan," "project," "contemplate," "target," "foresee," "goal," "likely," "will," and "would" or similar statements. Because these statements reflect our current views concerning future events, they involve risks, uncertainties and assumptions, including the risks and uncertainties identified in this report. Actual results may differ significantly from the results discussed in these forward-looking statements. We do not undertake to update any forward-looking statements or risk factors to reflect future events or circumstances.

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
Our properties consist of leased facilities for product development, manufacturing, sales, support, and administrative operations. Our largest offices are located in Chatsworth, CA and Chelmsford, MA in the United States, in Rome, Italy and in Yokneam, Israel. The Rome office is for Tecnonet in our Network Integration segment, and the other facilities are for our Network Equipment business. We believe that our existing properties are in good condition and suitable for the conduct of our business. Should the need arise, we believe that suitable replacement and additional space will be available in the future on commercially reasonable terms subject to force majeure conditions. The Company is currently seeking space to consolidate its two Chatsworth buildings. For additional information regarding obligations under operating leases, see Note 10 to the Consolidated Financial Statements located in Item 8 of this Form 10-K.

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
On April 8, 2013 the Federal Court preliminarily approved a Stipulation of Settlement (the "Settlement Stipulation"), which included, among other things, (a) a release of all claims relating to the derivative litigation for the Company, the individual defendants and the plaintiffs; (b) a provision that $2.5 million in cash be paid to the Company by the Company's insurance carriers; (c) payment of attorneys' fees to plaintiffs' counsel including $500,000 in cash and 250,000 warrants to purchase the Company's Common Stock, with a five-year term and strike price of the closing price of the Company's Common Stock on the date an order of the federal District Court approving the settlement becomes final; (d) the continued payment by the Company of applicable reasonable attorneys' fees for the individual defendants. On June 6, 2013, the Federal Court granted final approval of the Settlement Stipulation and on June 13, 2013 entered Judgment dismissing the federal derivative action with prejudice. On June 24, 2013, the State Court entered a dismissal with prejudice of the state derivative action. The Company was also required to undertake certain corporate governance reform actions, all of which have been implemented.
A majority of the costs related to the Company's and defendants' defense of these actions was paid by the Company's insurance carriers under its director and officer insurance policies, including the securities class action settlement. Insurance proceeds paid to the Company upon settlement of the derivative litigation were $1.0 million. However, MRV paid $1.9 million for services of defense counsel and other parties through December 31, 2013 above the insured amount.
In May 2014, a former customer of Tecnonet S.p.A.(Tecnonet), the Company's Italian subsidiary, filed a claim in an Italian civil court alleging that Tecnonet, and two of its third-party subcontractors, breached certain supply agreements with the customer, entered into between 2009 and 2011, by failing to have performed the contracted services. The plaintiff further alleges that Tecnonet was aware, at the time of entering into the supply agreements, that the customer’s managing director had a conflict of interest involving the subcontractors. The plaintiff is claiming damages and restitution from Tecnonet and the subcontractors, jointly and severally, of approximately $3.0 million in the aggregate, plus costs. As of December 31, 2014, the Company has not accrued any liabilities related to this matter. While we believe that Tecnonet has valid defenses to the plaintiff's claims, we cannot provide assurance that such claims will not result in any liability to Tecnonet.

Nhan T. Vo, individually and on behalf of other aggrieved employees vs. the Company, Superior Court of California, County of Los Angeles. On June 27, 2013, the plaintiff in this matter filed a lawsuit against the Company alleging claims for failure to properly pay overtime or provide meal and rest breaks to its non-exempt employees in California, among other things. The complaint seeks an unspecified amount of damages and penalties under provisions of the Labor Code, including the Labor Code Private Attorneys General Act. The Company has filed an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. The Company is currently in the discovery phase of this case. The Company believes it has accrued adequate reserves for this matter and does not expect the matter to have a material adverse effect on its business or financial condition. However, depending on the actual outcome of this case, further provisions could be recorded in the future which may have a material adverse effect on the Company’s operating results.
From time to time, MRV has received notices from third parties alleging possible infringement of patents with respect to product features or manufacturing processes. Management believes such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. The Company's policy is to discuss these notices with the parties in an effort to demonstrate that MRV's products and/or processes do not violate any patents. The Company has been involved in such discussions in the past with Alcatel-Lucent SA, Apcon, Inc., Finisar Corporation, International Business Machines, Mediacom Broadband LLC, Ortel Communications, Ltd., Nortel Networks Corporation, Rockwell Automation, Inc. and The Lemelson Foundation. Management does not believe that any of these matters will result in a material adverse outcome.
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

PART II
Item 5.    Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
Our Common Stock is traded on the NASDAQ Global Market under the symbol "MRVC". The high and low sales prices (by quarter) during the last two comparable twelve month periods are as follows:

	High	Low
Year Ended December 31, 2014
First quarter ending March 31	$15.98	$10.80
Second quarter ending June 30	$15.31	$10.51
Third quarter ending September 30	$14.55	$11.76
Fourth quarter ending December 31	$12.80	$9.11
Year Ended December 31, 2013
First quarter ending March 31	$11.32	$8.91
Second quarter ending June 30	$10.90	$8.30
Third quarter ending September 30	$10.85	$8.40
Fourth quarter ending December 31	$12.00	$9.40
As of March 6, 2015 the closing price of our Common Stock was $9.87 per share, and there were approximately 1,233 stockholders of record.

Dividends
The payment of dividends on the Company's Common Stock is within the discretion of the Company's Board of Directors. The Board of Directors did not declare cash dividends during the years ended December 31, 2014 and 2013. The Board of Directors regularly evaluates its capital position to consider the return of cash to stockholders. The Board of Directors does not currently have plans to begin paying a regular dividend.

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
Equity Compensation Plans
The table below sets forth information with respect to shares of Common Stock that may be issued under our stock option plans as of December 31, 2014.

Plan Category	Number of securities issuable upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	291,639	$18.83	103,914
Equity compensation plans not approved by security holders (2)	116,311	$30.39	—
Total	407,950	$22.12	103,914

_____________________________

(1)
Includes shares underlying options granted or available for grant under the 2007 Omnibus Incentive Plan, as amended, (the "Omnibus Plan") and one of its predecessors, the 1997 Incentive and Nonstatutory Stock Option Plan.

(2)
Includes (a) a grant of 87,500 to Dilip Singh, a former chief executive officer, on his July 1, 2010 hire date, and (b) shares underlying options or awards granted under the 2003 Non-Director and Non-Executive Officer Consolidated Long-Term Stock Incentive Plan (the "Consolidated Plan"). These options expire in accordance with their terms on December 5, 2015.

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

Performance Graph
The chart below compares the five-year cumulative total return, assuming the reinvestment of dividends, on MRV's Common Stock with that of the NASDAQ Composite Index, and the RDG SmallCap Technology Index. The graph assumes $100 was invested on December 31, 2009, in our Common Stock and the companies in each of the NASDAQ Composite Index, and the RDG SmallCap Technology Index. It should be noted that this graph represents historical stock price performance and should not be considered indicative of potential future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MRV Communications, Inc., the NASDAQ Composite Index,
and the RDG SmallCap Technology Index
$300
$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
MRV Communications, Inc.
NASDAQ Composite
RDG SmallCap Technology

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	Cumulative Total Return
	2009	2010	2011	2012	2013	2014
MRV Communications, Inc.	100.00	252.11	185.15	180.89	188.27	174.40
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
RDG SmallCap Technology	100.00	124.53	97.01	94.60	116.41	101.03

Item 6.    Selected Financial Data.
The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto, in Items 7 and 8, respectively, of this Form 10-K in order to fully understand factors that may affect the comparability of the financial data.

The following selected balance sheet data as of December 31, 2014 and 2013 and selected statement of operations data for each of the three years in the period ended December 31, 2014, 2013 and 2012 are derived from our audited financial statements included in Item 8 of this Form 10-K. The selected balance sheet data as of December 31, 2012, 2011 and 2010 and selected statement of operations data for the years ended December 31, 2011 and 2010 are derived from the selected financial data contained in Item 6 of MRV's 2013 Annual Report on Form 10-K, adjusted for discontinued operations.
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

	Year ended December 31,
(in thousands, except per share amounts)	2014	2013	2012	2011	2010
Statements of Operations Data:
Revenues	$172,056	$166,201	$151,661	$157,068	$163,461
Cost of sales	116,278	108,208	96,509	95,394	95,720
Gross profit	55,778	57,993	55,152	61,674	67,741
Operating expenses:
Product development and engineering	20,833	19,381	15,344	14,486	15,462
Selling, general and administrative	42,695	42,993	48,599	50,905	50,664
Impairment of goodwill	—	—	1,056	—	—
Total operating expenses	63,528	62,374	64,999	65,391	66,126
Operating income (loss)	(7,750)	(4,381)	(9,847)	(3,717)	1,615
Interest and other income (expense), net	(102)	(933)	1,659	(826)	(1,238)
Income (loss) from continuing operations before income taxes	(7,852)	(5,314)	(8,188)	(4,543)	377
Provision for income taxes	4,303	1,508	(1,013)	(1,191)	(468)
Income (loss) from continuing operations	(12,155)	(6,822)	(7,175)	(3,352)	845
Income (loss) from discontinued operations, net	—	—	12,839	(3,474)	49,935
Net income (loss)	(12,155)	(6,822)	5,664	(6,826)	50,780
Less:
Net income (loss) attributable to non-controlling interests, continuing operations	—	—	—	—	2,089
Net income (loss) attributable to MRV	$(12,155)	$(6,822)	$5,664	$(6,826)	$48,691
Net income (loss) from continuing operations attributable to MRV	$(12,155)	$(6,822)	$(7,175)	$(3,352)	$(1,244)
Net income (loss) from discontinued operations attributable to MRV	$—	$—	$12,839	$(3,474)	$49,935
Net income (loss) attributable to MRV per share — basic:
From continuing operations	$(1.66)	$(0.91)	$(0.92)	$(0.43)	$(0.16)
From discontinued operations	—	—	1.64	(0.44)	6.34
Net income (loss) attributable to MRV per share — basic	$(1.66)	$(0.91)	$0.72	$(0.87)	$6.18
Net income (loss) attributable to MRV per share — diluted:
From continuing operations	$(1.66)	$(0.91)	$(0.92)	$(0.43)	$(0.16)
From discontinued operations	—	—	1.64	(0.44)	6.30
Net income (loss) attributable to MRV per share — diluted	$(1.66)	$(0.91)	$0.72	$(0.87)	$6.14
Basic weighted average shares	7,344	7,484	7,813	7,878	7,878
Diluted weighted average shares	7,344	7,484	7,817	7,878	7,921

Cash dividend declared per share	$—	$—	$7.40	$9.60	$—

	December 31,
(in thousands)	2014	2013	2012	2011	2010
Selected Balance Sheet Data:
Cash and cash equivalents	$22,422	$27,591	$40,609	$58,590	$125,598
Working capital	47,081	58,249	69,111	116,420	192,756
Total assets	114,572	127,947	128,565	230,689	326,866
Total long-term liabilities	5,271	5,236	5,184	6,676	9,393
Additional paid-in capital	1,284,483	1,281,883	1,281,170	1,337,935	1,410,234
Accumulated deficit	(1,220,492)	(1,208,337)	(1,201,515)	(1,207,178)	(1,200,352)
Total stockholders' equity	$50,970	$63,790	$72,901	$142,214	$221,101

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
Overview
We supply communications equipment and services to carriers, governments and enterprise customers worldwide. We conduct our business along two principal segments: Network Equipment and Network Integration. We evaluate segment performance based on the revenues, gross profit and operating expenses of each segment. We do not evaluate segment performance on additional financial information. As such, there are no separately identifiable Statements of Operations data below operating income. Our Network Equipment segment primarily provides communications equipment that facilitates access, transport, aggregation and management of voice, data and video traffic in communication networks and data centers used by telecommunications service providers, cable operators, enterprise customers and governments worldwide. Our Network Integration segment operates primarily in Italy, servicing Tier One service providers, regional carriers, large enterprises, and government institutions. Network Integration is a supplier of a wide range of communications equipment from leading global manufacturers, as well as telecommunications solutions and services, including network infrastructure, unified communications, mobility and wireless, network security, cloud computing services, managed call center services, network integration, and optimization. We market and sell our products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators. Sales of our products can be subject to seasonality.

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

Our business involves reliance on foreign-based offices. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, Australia, Canada, Denmark, Germany, Israel, Italy, Netherlands, Philippines, Poland, Russia, Taiwan, Thailand, and the United Kingdom. For the years ended December 31, 2014, 2013 and 2012, external revenues from foreign subsidiaries accounted for 63%, 61% and 62%, respectively, of our total revenue. The majority of our foreign sales are to customers located in the European region, with remaining foreign sales primarily to customers in the Asia Pacific region.

In 2012, we continued to experience contraction in the Americas and Europe that were exacerbated by falling exchange rates. These unfavorable results were partially offset with growth in the Asia Pacific. In 2013, we witnessed improvement in the Americas and experienced continued contraction in Europe and Asia Pacific that were partially offset by increasing in exchange rates. In 2014, we saw improvement in Asia Pacific but witnessed continued contraction in the Americas and Europe and were not materially impacted by exchange rate fluctuations.

During 2012, we declared two special dividends to stockholders totaling $58.0 million. Our Board of Directors considered the Company's liquidity and capital needs prior to declaring each of the dividends, and determined the $58.0 million to be excess capital. We believe that after the dividends, the Company continues to have ample capital to meet our expected capital needs. As of December 31, 2014, the Company had $22.4 million in cash and cash equivalents and $5.4 million in short-term debt.

On December 16, 2014, the Company announced that the Board of Directors approved a repurchase of shares of Common Stock of the Company in an amount up to $8.0 million under a Stock Repurchase Program. The program expires on November 13, 2015. The Company did not have any share repurchases settle under this program through December 31, 2014.

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

Goodwill and Other Intangibles. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our acquisitions. We do not amortize goodwill and intangible assets with indefinite lives, but instead measure these assets for impairment at least annually or whenever events or changes in circumstances indicate that the asset might be impaired. We also test goodwill for impairment between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of the reporting unit below its carrying value. Due to goodwill impairment charges in 2012, which effectively reduced Goodwill down to zero, there is no reported goodwill or goodwill impairment as of and for the years ended December 31, 2014 and 2013.

Our annual assessment of fair value would first involve a qualitative assessment to determine if it is more likely than not that a reporting unit's fair value is less than its carrying amount. If this qualitative assessment indicates a possible impairment, then a two-step quantitative test is performed. Our annual assessment considers economic conditions and trends, estimated future operating results, and anticipated future economic conditions. We determine the fair value of each reporting unit using a discounted cash flow based valuation methodology. To validate reasonableness of the valuation, we reconcile the sum of the fair values across all reporting units to the Company's market capitalization as of the valuation date. The first step is to compare the fair value of the reporting unit with the unit's carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. A non-cash goodwill impairment charge would have the effect of decreasing our earnings or increasing our losses in such period. See Note 4 "Goodwill and Other Intangibles" to the Consolidated Financial Statements in Item 1 of this Form 10-K for further discussion.

We make judgments about the recoverability of intangible assets with finite lives whenever events or changes in circumstances indicate that impairment may exist. Recoverability of intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.

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

Internal Use Software Development. Any software that we acquire, internally develop, or modify solely to meet our internal needs, and for which we have no substantive plan to market the software externally, is capitalized. During the year ended December 31, 2013, we implemented a new enterprise-wide software for which we capitalized the development costs. These costs were capitalized and included in property and equipment on the Consolidated Balance Sheets.

Income Taxes. As part of the process of preparing our annual financial statements, we estimate the income taxes in each of the jurisdictions in which we operate based on the estimated annual effective tax rate by jurisdiction. This process involves estimating the current income tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for income tax and accounting purposes. These differences result in deferred income tax assets and liabilities, which are included in our Consolidated Balance Sheets. We assess the likelihood that our deferred income tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the income tax provision in the Consolidated Statements of Operations.

We utilize significant management judgment to determine the provision for income taxes, deferred income tax assets and liabilities, including uncertain tax positions, and any valuation allowance recorded against net deferred income tax assets. Management periodically evaluates the deferred income tax assets as to whether it is likely that the deferred income tax assets will be realized. We establish a valuation allowance on the deferred income tax asset at the time we determine the asset is not likely to be realized. If we later determine that it is more-likely-than-not that a deferred tax asset will be realized, we release the valuation allowance and record a credit within the Consolidated Statements of Operations.

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

Correction of an Immaterial Error

During the six months ended June 30, 2014, the Company recorded an out-of-period adjustment to defer previously recognized revenue of $2.0 million, which resulted in an increase to after-tax net loss of $0.1 million for the six months ended June 30, 2014. The Company reduced cost of sales by $1.8 million, gross profit by $0.2 million and the provision for income taxes by $0.1 million related to prior periods to remove the effect of the previously recognized revenue for the six months ended June 30, 2014. These out of period adjustments also resulted in an increase in Inventory of $1.9 million, deferred revenue of $2.0 million and deferred income taxes, net of current portion by $0.1 million at of June 30, 2014. The impact on accumulated deficit and stockholder’s equity was a reduction of $0.1 million as of June 30, 2014. Management evaluated the effects of this adjustment on the Company’s consolidated financial statements and concluded that the error was not material to any prior periods, individually or in the aggregate. During the six months ended December 31, 2014, the Company recognized $1.4 million of revenue and $0.1 million gross profit, reducing the impact on deferred revenue, inventory and gross profit for the out-of-period adjustment to $0.6 million, $0.5 million and $0.1 million, respectively for the year ended December 31, 2014. The impact on accumulated deficit and stockholder’s equity was a reduction of $0.1 million as of December 31, 2014.

Currency Rate Fluctuations
Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the Euro, the Taiwan dollar and the Israeli new shekel. For the year ended December 31, 2014 and 2013, 63% and 61% of external revenue, respectively, and 42% of operating expenses, were incurred at foreign subsidiaries. For the year ended December 31, 2014, the exchange rates for these currencies did not materially change against the U.S. dollar compared to the year ended December 31, 2013, so revenue and expenses in these currencies translated into slightly fewer dollars than they would have in the prior period. The Israeli new shekel strengthened 1% respectively against the U.S. dollar for the year ended December 31, 2014, compared to the year ended December 31, 2013. The fluctuation in the Euro against the U.S. dollar was not significant for the year ended December 31, 2014, compared to the year ended December 31, 2013. The Company's Taiwan subsidiary, Appointech, Inc., is included in Network Equipment that also includes our Optical Communications Systems ("OCS") division. Relative to OCS, the revenues and related operating gross profit and operating expenses are not material and the change in foreign currency did not have a material impact on the results for the year ended December 31, 2014 compared to 2013. Additional discussion of foreign currency risk and other market risks is included in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-K.

Management Discussion Snapshot

The following table sets forth, for the periods indicated, certain consolidated and segment Statements of Operations data (in thousands):

	Year ended December 31,
	2014		2013		2012
	$	% (1)	$	% (1)	$	% (1)

Revenue (1) (2)	$172,056	100%	$166,201	100%	$151,661	100%
Network Equipment segment	86,705	50	90,711	55	87,727	58
Network Integration segment	85,518	50	75,636	46	72,421	48

Gross profit (3)	55,778	32	57,993	35	55,152	36
Network Equipment segment	42,601	49	47,069	52	43,325	49
Network Integration segment	13,176	15	10,917	14	11,832	16

Operating expenses (4)	63,528	37	62,374	38	64,999	43
Network Equipment segment	49,674	57	48,768	54	42,228	48
Network Integration segment	7,615	9	6,297	8	7,318	10

Operating income (loss) (3) (4)	(7,750)	(5)	(4,381)	(3)	(9,847)	(6)
Network Equipment segment	(7,074)	(8)	(1,699)	(2)	1,096	1
Network Integration segment	5,562	7	4,620	6	4,514	6

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

The purchase price was €14.6 million or $19.0 million and was paid in cash at closing by HBG to the Company. Cash proceeds to the Company were subject to closing costs of approximately $0.8 million. In addition to the Interdata Purchase Agreement, the Company and purchaser entered into a Representations and Warranties Agreement on August 1, 2012 (the "Representation and Warranties Agreement") related to the transaction which included customary representations, warranties, covenants and indemnification obligations. The Interdata Purchase Agreement, Representations and Warranties Agreement and sale of Interdata were approved by the Company's stockholders at the Company's annual meeting of stockholders held on October 11, 2012.

The statements of operations data for the year ended December 31, 2012 that would have been included if Pedrena had not been sold consisted of (in thousands):

Year ended December 31:	2012
Revenue	$27,602
Income (loss) before income taxes	(3,175)
Provision for income taxes	(244)
Income (loss) from operations of discontinued operations	(2,931)
Gain on sale of Interdata, net of income taxes of $623	5,542
Net income (loss) from discontinued operations, net of income taxes	$2,611

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

The statements of operations data for the year ended December 31, 2012 that would have been included if Alcadon had not been sold consisted of (in thousands):

Year ended December 31:	2012
Revenue	$24,320
Income (loss) before income taxes	(1,088)
Provision for income taxes	643
Income (loss) from operations of discontinued operations	(1,731)
Gain on sale of Alcadon, net of income taxes of $1,341	6,182
Net income (loss) from discontinued operations, net of income taxes	$4,451

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

The historical financial results of CES prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded net income of $5.8 million from discontinued operations, net of income tax expense, for the year ended December 31, 2012. The net income from discontinued operations for the year ended December 31, 2012 include a $6.5 million gain partially offset by a $0.1 million operating loss and $0.4 million in withholding tax expense.

The statements of operations data for the years ended December 31, 2012 that would have been included if CES had not been sold consisted of (in thousands):

Year ended December 31:	2012
Revenue	$6,829
Income (loss) before income taxes	(135)
Provision for income taxes	556
Income (loss) from operations of discontinued operations	(691)
Gain on sale of CES, net of income taxes of $1,668	6,470
Net income (loss) from discontinued operations, net of income taxes	$5,779

Year ended December 31, 2014 Compared to the Year ended December 31, 2013

Revenue

The following table summarizes revenue by segment, including intersegment sales (in thousands):

			Favorable/(Unfavorable)
Years ended December 31:	2014	2013	$ Change	% Change	% Change constant currency (1)
Network Equipment segment	$86,705	$90,711	$(4,006)	(4)%	(4)%
Network Integration segment	85,518	75,636	9,882	13	13
Before intersegment adjustments	172,223	166,347	5,876	4	4
Intersegment adjustments (2)	(167)	(146)	(21)	14	14
Total	$172,056	$166,201	$5,855	4%	4%

___________________________________

(1)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2)	Adjustments represent the elimination of intersegment revenue.

Consolidated revenue for the year ended December 31, 2014 increased $5.9 million, or 4%, compared to the year ended December 31, 2013, due to a $9.9 million, or 13%, increase in Network Integration revenue, offset by a $4.0 million, or 4%, decrease in Network Equipment revenue. Consolidated revenue would have been $0.3 million, or 0.2% higher for the year ended December 31, 2014 had foreign currency exchange rates remained the same as they were for the year ended December 31, 2013, with the favorable change primarily occurring within in the Network Integration group. The above discussion includes the out-of-period adjustment of $2.0 million recorded during the three months ended June 30, 2014, related to deferred revenue. Of this amount, the Company recognized $1.4 million during the six months ended December 31, 2014, reducing the impact on deferred revenue for the out-of-period adjustment recorded during the three months ended June 30, 2014 to $0.6 million as of December 31, 2014.

Network Equipment Group.    Revenue generated from the Network Equipment group decreased $4.0 million, or 4%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. Revenues decreased primarily due to a $4.0 million, or 5% decrease in product revenues. Revenues for our Optical Transport, Infrastructure Management and Network Management products decreased during the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to the end-of-life stage on certain products not yet fully replaced by new products. Decreases were offset in part by an increase in carrier Ethernet networking and out of band products of $2.8 million. Service revenues were down less than 0.5% for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to the roll off of older deferred service contracts that related to revenues scheduled for recognition prior to January 1, 2011. Geographically, Asia Pacific revenues increased $5.4 million, primarily due growth in sales for a Tier 1 customer, partially offset by a $9.4 million decrease in OCS Americas and Europe. The decrease in OCS Americas was primarily due to revenue declines related to end-of-life products, partially offset by modest revenue growth in certain new products. European revenues declined due to overall challenging economic conditions. The foreign exchange impact to the Network Equipment segment is not material due to Appointech, which is a minor part of this segment, being the only business unit subject to foreign exchange fluctuations.

The following table summarizes Network Equipment revenue by geographic region (in thousands):

			Favorable/(Unfavorable)
Years ended December 31:	2014	2013	$ Change	% Change
Revenue, excluding intersegment sales:
United States	$51,036	$55,071	$(4,035)	(7)%
Americas (Excluding the U.S.)	1,507	4,200	(2,693)	(64)%
Europe	20,478	23,207	(2,729)	(12)
Asia Pacific	13,517	8,087	5,430	67
Total external sales	86,538	90,565	(4,027)	(4)
Sales to Network Integration segment:
Europe	167	146	21	14
Total Network Equipment revenue	$86,705	$90,711	$(4,006)	(4)%

Network Integration Group.    Revenue generated from the Network Integration group increased $9.9 million, or 13%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was due to $9.6 million, or 25%, increase in product revenue and $0.3 million, or 1%, increase in service revenues at Tecnonet. Tecnonet has seen an increase in product revenue order volume primarily as a result of gains in market share in a difficult market where smaller integrators are decreasing in relevance and as a result of significant projects in 2014 that may not continue in the future. The increase in service revenue was a result of market share gains resulting from our continued focus on this aspect of the business that has higher margins and potential for growth. Total revenue from this segment would have been $0.2 million, or 0.3%, higher for the year ended December 31, 2014 had foreign currency exchange rates remained the same as they were for the year ended December 31, 2013. All revenue in the Network Integration segment was generated in Italy. Revenue from external customers attributed to Italy totaled $86.3 million, $76.6 million, and $73.1 million for the years ended December 31, 2014, 2013 and 2012 respectively. The above discussion includes the out-of-period adjustment of $2.0 million recorded during the three months ended June 30, 2014, related to deferred revenue. Of this amount, the Company recognized $1.4 million during the six months ended December 31, 2014, reducing the impact on deferred revenues for the out-of-period adjustment recorded during the three months ended June 30, 2014 to $0.6 million as of December 31, 2014.

Gross Profit

The following table summarizes gross profit by segment (in thousands):

			Favorable/(Unfavorable)
Years ended December 31:	2014	2013	$ Change	% Change	% Change constant currency (1)
Network Equipment segment	$42,601	$47,069	$(4,468)	(9)%	9%
Network Integration segment	13,176	10,917	2,259	21	(21)
Before intersegment adjustments	55,777	57,986	(2,209)	(4)	(4)
Adjustments (2)	1	7	(6)	(86)	(86)
Total	$55,778	$57,993	$(2,215)	(4)%	(4)%

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

Consolidated gross profit decreased $2.2 million, or 4%, for the year ended December 31, 2014 compared to the year ended December 31, 2013, principally due to the decline in average gross margins offset by the 4% increase in revenue. Gross margin for the year ended December 31, 2014, was 32.4% compared to 34.9% for the year ended December 31, 2013. The 2.5 percentage point decline in gross margins was due to the shift of segment revenue mix toward a higher percentage of total revenue coming from Network Integration, which has lower gross margins than Network Equipment, and due to a decrease in Network Equipment gross margins. These decreases in gross margin were partially offset by a more favorable consolidated product-to-service revenue mix in the year ended December 31, 2014, as compared to the year ended December 31, 2013. The above discussion includes the out-of-period adjustment of $0.2 million recorded during the three month.s ended June 30, 2014, related to deferred revenue. Of this amount, the Company recognized $0.1 million during the six months ended December 31, 2014, reducing the impact on consolidated gross profit for the out-of-period adjustment recorded in the three months ended June 30, 2014 to $0.1 million for the year ended December 31, 2014. The above discussion also includes the out-of-period adjustment of $0.2 million related to the elimination of intercompany profit in inventory, which decreased consolidated gross profit by $0.2 million in the three months ended September 30, 2014 and for the year ended December 31, 2014. In 2014, the effect of foreign currency exchange rates on consolidated gross profit was immaterial.

Network Equipment Group.   Gross profit for the Network Equipment group decreased $4.5 million, or 9% for the year ended December 31, 2014, compared to the year ended December 31, 2013, principally due to a shift in the mix of product revenue toward our lower margin products and a negative effect on costs from lower production volumes. These effects were partially offset by lower production labor and overhead arising from cost saving initiatives implemented during the fourth quarter of 2013. Gross margin for the year ended December 31, 2014, was 49.1%, a decline of 2.8 percentage points from 51.9% for the year ended December 31, 2013, principally caused by variances in material costs due to the under-absorption of material overhead due to lower material purchases than planned and due to the out-of-period adjustment of $0.2 million related to the elimination of intercompany profit in inventory, which resulted in a 3.3 percentage point increase in material costs on product revenues. This was partially offset by strong sales of our new OptiDriver product to a Tier 1 customer in Asia Pacific, which have a higher gross margin. The above discussion includes the out-of-period adjustment of $0.2 million related to the elimination of intercompany profit in inventory, which decreased Network Equipment gross profit by $0.2 million in the three months ended September 30, 2014 and for the year ended December 31, 2014. In 2014, the effect of foreign currency exchange rates on Network Equipment gross profit was immaterial.

Network Integration Group.   Gross profit for the Network Integration group increased $2.3 million, or 21% for the year ended December 31, 2014, compared to the year ended December 31, 2013, principally due to the $9.9 million or 13% increase in revenue for the year ended December 31, 2014, compared to the year ended December 31, 2013. Gross margin for the year ended December 31, 2014 was 15.4% an increase of 1% percentage point from 14.4% for the year ended December 31, 2013, primarily due to an improvement in product revenue gross margins. The above discussion includes the out-of-period adjustment of $0.2 million recorded during the three months ended June 30, 2014, related to deferred revenue. Of this amount, the Company recognized $0.1 million during the six months ended December 31, 2014, reducing the impact on consolidated gross profit for the out-of-period adjustment recorded in the three months ended June 30, 2014 to $0.1 million for the year ended December 31, 2014. In 2014, the effect of foreign currency exchange rates on Network Integration gross profit was immaterial.

Operating Expenses

The following table summarizes operating expenses by segment (in thousands):

			(Favorable)/Unfavorable
Years ended December 31:	2014	2013	$ Change	% Change	% Change constant currency (1)
Network Equipment segment	$49,674	$48,768	$906	2%	2%
Network Integration segment	7,615	6,297	1,318	21%	22%
Total segment operating expenses	57,289	55,065	2,224	4%	374%
Corporate unallocated operating expenses and adjustments (2)	6,239	7,309	(1,070)	(15)%	(15)%
Total	$63,528	$62,374	$1,154	2%	2%

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

Consolidated operating expenses were $63.5 million, or 37% of revenue, for the year ended December 31, 2014, compared to $62.4 million, or 38% of revenue, for the year ended December 31, 2013, an increase of $1.2 million, or 2%, offset by $1.0 million from insurance proceeds recorded in the second quarter of 2013 in conjunction with a derivative litigation settled that quarter. The remaining increase included a $0.9 million increase in Network Equipment and $1.3 million increase in Network Integration related to investments in the core business offset by a $1.1 million decrease in Corporate, excluding the effect of the insurance proceeds. Consolidated operating expenses would have been $0.1 million higher for the year ended December 31, 2014 had foreign currency exchange rates remained the same as they were in 2013.

Corporate. Operating expenses decreased $1.1 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. This decrease partially resulted from $1.0 million in lower labor and consulting fees incurred during the 2013 ERP system conversion and $0.8 million in lower auditing fees and accounting support fees, offset by the $0.7 million increase in general and administrative costs. The year ended December 31, 2013 was also burdened by $1.3 million in legal fees arising from the derivative litigation that was settled in June 2013 and costs for an investigation of claims by a former employee that were partially offset by $1.0 million in insurance recovery for legal fees incurred during the derivative litigation that was settled in June 2013.

Network Equipment Group.    Operating expenses in the Network Equipment group for the year ended December 31, 2014 were $49.7 million, or 57% of revenue, compared to $48.8 million, or 54% of revenue for the year ended December 31, 2013. The $0.9 million, or 2%, increase in operating expenses was due to $1.5 million in additional costs related to the planned investment in engineering and product development to drive future new products, and an increase in sales and back office support costs of $0.9 million, offset by a decrease in general and administrative overhead of $1.5 million of costs in 2013 related to the implementation of our Oracle ERP system. In 2014, the effect of foreign currency exchange rates on Network Equipment operating expenses was immaterial.

Network Integration Group.    Operating expenses in the Network Integration group for the year ended December 31, 2014 were $7.6 million, or 9% of revenue, compared to $6.3 million, or 8% of revenue for the year ended December 31, 2013. The $1.3 million, or 21%, increase in operating expenses was primarily due to $0.7 million in additional sales costs for labor and commissions and administrative costs of $0.6 million principally for audit related services and legal fees. In 2014, the effect of foreign currency exchange rates on Network Integration operating expenses was immaterial.

Operating Income (Loss)

The following table summarizes operating income (loss) by segment (in thousands):

			Favorable/(Unfavorable)
Years ended December 31:	2014	2013	$ Change	% Change	% Change constant currency(1)
Network Equipment segment	$(7,074)	$(1,699)	$(5,375)	316%	317%
Network Integration segment	5,562	4,620	942	20	20
Total segment operating income (loss)	(1,512)	2,921	(4,433)	(152)	(152)
Corporate unallocated and adjustments (2)	(6,238)	(7,302)	1,064	15	(15)
Total	$(7,750)	$(4,381)	$(3,369)	77%	77%

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

The $2.2 million, or 4%, decrease in gross profit and the $1.2 million, or 2%, increase in operating expenses primarily led to a $3.4 million or 77% increase in operating loss also representing a decline in operating margin to (5)% for the year ended December 31, 2014 compared to (3)% operating margin for the year ended December 31, 2013. Operating loss included share-based compensation expense of $1.0 million and $0.7 million for the years ended December 31, 2014 and 2013, respectively. In 2014, the effect of foreign currency exchange rates on consolidated operating loss was immaterial. The above discussion includes the out-of-period adjustment of $0.2 million recorded during the three months ended June 30, 2014, related to deferred revenue. Of this amount, the Company recognized $0.1 million during the six months ended December 31, 2014, reducing the impact on consolidated gross profit for the out-of-period adjustment recorded in the three months ended June 30, 2014 to $0.1 million for the year ended December 31, 2014. In 2014, the effect of foreign currency exchange rates on consolidated operating loss was immaterial.

Network Equipment Group. The Network Equipment group reported an operating loss of $7.1 million and $1.7 million for the years ended December 31, 2014 and 2013, respectively. The increase in operating loss for the year ended December 31, 2014 when compared to the year ended December 31, 2013, was primarily due to the planned increase in operating expenses and also due to the $4.5 million decrease in gross profit and $0.9 million increase in operating expenses. Operating margin was (8)% for the year ended December 31, 2014, and (2)% for the year ended December 31, 2013. In 2014, the effect of foreign currency exchange rates on Network Equipment operating loss was immaterial.

Network Integration Group. The Network Integration group reported operating income of $5.6 million and $4.6 million for the years ended December 31, 2014 and 2013, respectively. The $0.9 million or 20% increase was due to the $9.9 million or 13% increase in Network Integration revenues along with the $2.3 million increase in gross profit offset by the $1.3 million increase in operating expenses. The Network Integration group operating margin was 6% for the years ended December 31, 2014 and 2013, respectively. The above discussion includes the out-of-period adjustment of $0.2 million recorded during the three months ended June 30, 2014, related to deferred revenue. Of this amount, the Company recognized $0.1 million during the six months ended December 31, 2014, reducing the impact on consolidated gross profit for the out-of-period adjustment recorded in the three months ended June 30, 2014 to $0.1 million for the year ended December 31, 2014. In 2014, the effect of foreign currency exchange rates on Network Integration operating income was immaterial.

Interest Expense and Other Income, Net

Interest expense was $0.3 million for the year ended December 31, 2014 compared to $0.5 million for the year ended December 31, 2013. Other income, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions. We recognized a net gain of $0.5 million on foreign currency transactions for the year ended December 31, 2014 compared to a $0.3 million net loss on foreign currency transactions for the year ended December 31, 2013.

Provision for Income Taxes

The tax provision for the year ended December 31, 2014 was $4.3 million compared to $1.5 million for the year ended December 31, 2013. Our income tax provision fluctuates based on the amount of per-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. The income tax expense of $4.3 million on the loss before provision for income taxes of $7.9 million for the year ended December 31, 2014, is primarily due to recording a $1.9 million increase to the valuation allowance related to net operating losses at MRV's German subsidiary that did not meet the more-likely-than-not threshold, income tax associated with our foreign subsidiaries that do not benefit from our federal net operating loss carryforwards and from the accrual of an income tax liability, including interest and penalties, of $0.3 million on a settlement of a tax audit of Tecnonet.

Tax Loss Carryforwards

As of December 31, 2014, MRV had federal, state, and foreign net operating loss ("NOL") carryforwards available of $179.7 million, $100.7 million and $97.3 million, respectively. Additionally, the Company had capital loss carry-forwards of $110.5 million and $24.0 million for federal and state tax purposes, respectively as December 31, 2014. The capital loss carry-forwards, which were generated by the sale of Source Photonics, expire in 2015. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry-forwards existing at that time could be limited. As of December 31, 2014, the US federal and state NOLs had a full valuation allowance.

Italy Tax Audit Settlement

In 2013, the Italian Tax Authorities commenced an examination of Tecnonet and proposed a 100% disallowance of the deduction of certain sponsorship and advertising expenses for the years 2006 to 2011. The Company's management felt strongly that the deductions were fully supported by Italian tax law and that we would more-likely-than-not prevail if we litigated the disallowance in the Italian tax courts. Therefore, there was no unrecognized benefit or income tax liability accrued in 2013 and the first quarter of 2014 related to the tax audit. During the three months ended June 30, 2014, the Italian tax authorities offered to reduce the 100% disallowance by 60%. Our local external tax advisers advised management that the 60% offer was a good result and that litigating the matter in Italian courts could be a protracted process despite the strong technical merits of our tax position. In consideration of our tax adviser’s assessment and management's desire to resolve this uncertainty, management accepted the 60% offer and settled with the Italian tax authorities in July 2014.

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

Year ended December 31, 2013 Compared To Year ended December 31, 2012

Revenue

The following table summarizes revenue by segment, including intersegment sales (in thousands):

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

Consolidated revenue for the year ended December 31, 2013 increased $14.5 million, or 10%, compared to the year ended December 31, 2012, due to a $3.0 million, or 3% increase in Network Equipment revenue, a $3.2 million, or 4% increase in Network Integration revenue, and a $8.3 million, or 98% decrease in intersegment sales, which are eliminated in consolidation. Our former subsidiaries, Alcadon and Pedrena, were sold in the fourth quarter of 2012. Since Alcadon and Pedrena were still consolidated subsidiaries for a portion of the fourth quarter of 2012, revenue of $8.1 million from these former subsidiaries was reported in 2012 as intersegment sales that was included in Network Equipment and eliminated in determining consolidated revenue. In the fourth quarter of 2012, after the two subsidiaries were sold, we continued to sell product to these former subsidiaries, and those sales are now reported as trade sales with no adjustment required. Consolidated revenue would have been $2.5 million, or 1%, lower in 2013 if foreign currency exchange remained the same as they were in 2012, with the unfavorable change primarily occurring within in the Network Integration group.

Network Equipment Group.    Revenue generated from the Network Equipment group increased $3.0 million, or 3% for the year ended December 31, 2013, compared to the year ended December 31, 2012. Our OCS division had increased revenue for the year ended December 31, 2013 of $2.4 million due to higher product revenues, excluding the effect of discontinued intersegment sales of $8.1 million, primarily in Europe. Our intersegment sales were our OCS division's sales to Pedrena and Alcadon that were sold in October of 2012. Sales for our Carrier Ethernet and Optical Transport and Infrastructure Management product lines increased for the year ended December 31, 2013, compared to the year ended December 31, 2012, while all other product categories decreased. Service revenue decreased $0.5 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to the roll off of older deferred service contracts that related to revenues scheduled for recognition prior to January 1, 2011. Geographically, after adjusting for the $8.1 million of 2012 discontinued subsidiary intersegment revenues included in revenue for Europe, the increase at Network Equipment was in the United States, which was partially offset by a decline in all other regions. The foreign exchange impact to the Network Equipment segment is not material due to Appointech, which is a minor part of this segment, being the only business unit subject to foreign exchange fluctuations.

The following table summarizes Network Equipment revenue by geographic region (in thousands):

			Favorable/(Unfavorable)
Years ended December 31:	2013	2012	$ Change	% Change
Revenue, excluding intersegment sales:
United States	$55,071	$47,250	$7,821	17%
Americas (Excluding the U.S.)	4,200	6,008	(1,808)	(30)%
Europe	23,207	16,447	6,760	41
Asia Pacific	8,087	9,521	(1,434)	(15)
Other regions	—	14	(14)	(100)
Total external sales	90,565	79,240	11,325	14
Sales to Network Integration segment:
Europe	146	8,487	(8,341)	(98)
Total Network Equipment revenue	$90,711	$87,727	$2,984	3%

Network Integration Group.    Revenue generated from the Network Integration group increased $3.2 million, or 4% for the year ended December 31, 2013, compared to the year ended December 31, 2012. This increase is attributable to increased revenue at Tecnonet, the sole business unit in the Network Integration segment. While Tecnonet experienced an increase in order volume in 2013, the Italian public telecommunications market continued to be negatively impacted by the political climate and challenging economic conditions. In addition, the Italian economy had a negative 1.9% decline for 2013. In this environment, new product orders and customer acceptance were being delayed and product pricing remained under pressure, which resulted in very modest growth in product revenues. However, the Company experienced promising growth in service revenues as the result of a continued focus on this aspect of the business that generally has higher margins and greater potential for growth. Total revenue from this segment would have been $2.5 million, or 3%, lower in 2013, compared to the prior year, had foreign currency exchange rates remained the same as they were in 2012. All revenue in the Network Integration segment was generated in Italy. Revenue from external customers attributed to Italy totaled $76.6 million and $73.1 million for the years ended December 31, 2013 and 2012 respectively.

Gross Profit

The following table summarizes gross profit by segment (in thousands):

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

Consolidated gross profit increased $2.8 million, or 5% for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to the 10% increase in revenue offset by a decline in average gross margins. Average gross margin was 34.9% for the year ended December 31, 2013, compared to 36.4% for the year ended December 31, 2012. Consolidated gross margins were negatively affected by a 1.9 percentage point decrease in Network Integration gross margins offset by the positive effect on 2012 margins due to the elimination of $8.1 million of low margin discontinued operations intersegment revenue and the related cost of sales in consolidation. Gross profit would have been $0.4 million lower if foreign currency exchange rates had remained the same as they were in 2012, which also had an impact on gross margin. Gross profit reflects share-based compensation in cost of sales of $98,000 and $39,000 for the years ended December 31, 2013 and 2012, respectively.

Network Equipment Group.  The $3.7 million, or 9% increase in gross profit for the Network Equipment group was due to $3.0 million, or 3%, increase in revenue, as well as an increase in average gross margin to 51.9% from 49.4% attributable to favorable change in revenue mix resulting in a $1.9 million improvement in gross profit and $0.2 million reduction in overhead costs that were partially offset by $0.1 million increase in labor costs. In 2013, the effect of foreign currency exchange rates on average gross profit was immaterial.

Network Integration Group.  Gross profit for the Network Integration group decreased $0.9 million, or 8% for the year ended December 31, 2013, compared to the year ended December 31, 2012. Although revenues increased $3.2 million, or 4% for the year ended December 31, 2013, compared to the year ended December 31, 2012, the 1.9 percentage point decrease in average gross margin to 14.4% from 16.3% attributed to the decrease in gross profit. Tecnonet gross margins declined mainly due to a decrease in product gross margins primarily caused by competitive pricing pressure arising from the difficult economic conditions in Italy. Tecnonet primarily serves as a reseller of the third party equipment it installs and services, and as a result, it has been experiencing significant gross margin pressure on its product sales to major telecommunication carriers. The decline in product gross margins was partially offset by an increase in service gross margins mainly due to volume efficiency and a favorable shift in revenue mix toward internally supported services. Given the struggles facing the Italian economy, we expect to continue to see pricing pressure on our product revenues. Network integration gross profit would have been $0.4 million lower in 2013 had foreign currency exchange rates remained the same as they were in 2012.

Operating Expenses

The following table summarizes operating expenses by segment (in thousands):

			(Favorable)/Unfavorable
Years ended December 31:	2013	2012	$ Change	% Change	% Change constant currency (1)
Network Equipment segment	$48,768	$42,228	$6,540	15%	15%
Network Integration segment	6,297	7,318	(1,021)	(14)%	(17)%
Total segment operating expenses	55,065	49,546	5,519	11%	11%
Corporate unallocated operating expenses and adjustments (2)	7,309	15,453	(8,144)	(53)%	(53)%
Total	$62,374	$64,999	$(2,625)	(4)%	(4)%

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

Consolidated operating expenses for the year ended December 31, 2013 were $62.4 million, or 38% of revenue, compared to $65.0 million or 43% of revenue for the year ended December 31, 2012, a decrease of $2.6 million, or 4%. The year ended December 31, 2012, included a $1.1 million impairment charge in the third quarter related to Tecnonet goodwill. Excluding this charge, consolidated operating expenses for the year ended December 31, 2012 were $63.9 million, or 42% of revenue, compared to $62.4 million, or 38% of revenue for the year ended December 31, 2013, a decrease of $1.5 million, or 2%. This decrease in consolidated operating expenses was primarily due to an $8.1 reduction in Corporate operating expenses that was partially offset by a $0.1 million increase (adjusted for the goodwill impairment) in Network integration operating expenses and a $6.5 million increase in operating expenses at Network Equipment. Consolidated operating expenses would have been $0.2 million lower in 2013 had foreign currency exchange rates remained the same as they were in 2012.

Corporate expenses decreased $8.1 million for the year ended December 31, 2013, compared to year ended December 31, 2012, primarily due to $2.1 million in reduced labor costs, lower external labor costs of $1.2 million as the restructuring of the corporate offices was completed in the first quarter of 2013, $1.1 million of lower legal and settlement costs accrued for the settlement of the derivative lawsuit as the lawsuit was settled in June 2013, $1.4 million in lower auditing fees arising from improved processes and a change in auditing firms in the fourth quarter of 2013, and $2.3 million in reduced overhead costs.

Network Equipment Group.   Operating expenses in the Network Equipment group for the year ended December 31, 2013, were $48.8 million, or 54% of revenue, compared to $42.2 million, or 48% of revenue for the year ended December 31, 2012. The $6.5 million, or 15%, increase was due to $4.0 million of planned higher investment in engineering and product development to drive future product development, higher sales and marketing expense of $0.5 million, and $1.4 million of increased G&A expense to support the implementation of our ERP system and backfill vacant positions, an increase of $0.5 million in labor to fill vacant full time positions and $0.9 million in higher support costs. These operating cost increases were partially offset by $0.8 million in lower accounting fees primarily due to improved efficiencies and changing auditing firms in fourth quarter of 2013.The costs arising from the implementation of our ERP system and backfilling vacant positions are not expected to continue at the same levels into future periods. In 2013, the effect of foreign currency exchange rates was immaterial.

Network Integration Group.   Operating expenses in the Network Integration group for the year ended December 31, 2013 were $6.3 million, or 8% of revenue, compared to $7.3 million, or 10% of revenue for the year ended December 31, 2012. The $1.0 million decrease is due to the $1.1 million goodwill write off at Tecnonet offset by a $0.1 million increase in sales and marketing costs. Excluding the $1.1 million goodwill charge, Network operating expenses in 2012 were $6.2 million or 9% of revenue compared with $6.3 million, or 8% of revenue, in 2013. Operating expenses would have been $0.2 million lower had foreign currency exchange rates remained the same as they were in 2012.

Operating Income (Loss)

The following table summarizes operating income (loss) by segment (in thousands):

			Favorable/(Unfavorable)
Years ended December 31:	2013	2012	$ Change	% Change	% Change constant currency(1)
Network Equipment segment	$(1,699)	$1,096	$(2,795)	(255)%	(255)%
Network Integration segment	4,620	4,514	106	2	2
Total segment operating income (loss)	2,921	5,610	(2,689)	(48)	(51)
Corporate unallocated and adjustments (2)	(7,302)	(15,457)	8,155	53	(53)
Total	$(4,381)	$(9,847)	$5,466	(56)%	(54)%

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

The $2.8 million, or 5% increase in gross profit and the $2.6 million, or 4% decrease in operating expenses primarily led to a $5.5 million, or 56% decrease in operating loss, representing a decline in operating margin from (6)% to (3)%. Our operating loss for 2013 would have been approximately $0.2 million higher had foreign currency exchange rates remained the same as they were in 2012. Operating loss included share-based compensation expense of $0.7 million and $1.1 million in 2013 and 2012, respectively.
Network Equipment Group. The Network Equipment group reported an operating loss of $1.7 million for the year ended December 31, 2013, compared to operating income of $1.1 million for the year ended December 31, 2012. The $2.8 million, or 255% decrease was due to an increase in operating expenses of $6.5 million, partially offset by a $3.7 million increase in gross profit. The Network Equipment segment operating margin was (2)% in 2013 and 1% in 2012. Operating income was not impacted by foreign currency exchange rate fluctuations.

Network Integration Group. The Network Integration segment group operating income of $4.6 million for the year ended December 31, 2013, compared to $4.5 million for the year ended December 31, 2012. The $0.1 million, or 2% increase was due to a $0.9 million decrease in gross profit and offset by a $1.0 million decrease in operating expenses. The Network Integration segment operating margin was 6% in 2013 compared to 6% in 2012. Operating income would have been $0.2 million lower in 2013 had foreign currency exchange rates remained the same as they were in 2012.

Interest Expense and Other Expense, Net

Interest expense was $0.5 million for the year ended December 31, 2013, compared to $0.6 million for the year ended December 31, 2012. Other expense, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions and litigation settlement. The Company recognized a net loss of $0.3 million on foreign currency transactions for the year ended December 31, 2013 and 2012. During the year ended December 31, 2012 the Company recognized a $2.2 million gain on settlement of litigation that had been previously reserved related to the Company's purchase of Fiberxon, Inc. in 2007.

Provision for Income Taxes
The tax provision for the year ended December 31, 2013 was $1.5 million compared to a tax benefit of $1.0 million for the year ended December 31, 2012. Income tax expense fluctuates based on the amount of per-tax income generated in the various jurisdictions where we conduct operations and pay income tax. The difference in provision for income taxes was also caused by deferred tax asset adjustments in certain foreign jurisdictions.

Tax Loss Carryforwards

As of December 31, 2013, we had net operating losses ("NOLs") of $172.3 million, $93.1 million and $95.8 million for federal, state, and foreign income tax purposes, respectively. We also had capital loss carryforwards of $110.5 million and $24.0 million for federal and state tax purposes, respectively. The capital loss carry forwards, which were generated by the sale of Source Photonics, expire in 2015. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry forwards existing at that time could be limited. As of December 31, 2013, the US federal and state NOLs had a full valuation allowance.

Discontinued Operations

Income from discontinued operations for the year ended December 31, 2012, included $2.6 million in income related to the results of operations from Interdata, $4.5 million in income related to the results of operations from Alcadon, and $5.8 million in income related to the results of operation of CES. The Company completed the sale of Interdata on October 16, 2012, the sale of Alcadon on October 12, 2012 and the sale of CES on March 29, 2012. For more details please see Note 3, Discontinued Operations.

Liquidity and Capital Resources

During the year ended December 31, 2014, the Company's cash decreased of $5.2 million to $22.4 million from $27.6 million. Our cash outflows included a net loss of $12.2 million adjusted for non-cash expenses of $5.2 million items, which included depreciation and amortization, share-based compensation, provision for doubtful accounts, deferred taxes, and gain on disposition of property and equipment to arrive at of total $6.9 million net loss adjusted for non-cash expenses. In addition, there were net cash inflows from working capital of approximately $2.8 million, including a $3.5 million increase in deferred revenue as a result of the timing of shipments, a $3.2 million decrease in accounts receivable due to increased factoring of receivables at Tecnonet, and a $2.7 million increase in accounts payable due to an increase in materials purchased, offset by cash outflows including a $4.2 million increase in other assets primarily due to increased factoring of receivables at Tecnonet, a $2.3 million decrease in accrued liabilities due to timing of payments of accrued expenses, along with other individually insignificant cash outflows totaling $0.1 million. Net cash used in investing activities included $1.5 million in purchases of property, plant, and equipment and $0.7 million in purchases of capitalized software. Net cash provided by financing activities included additional short-term debt borrowings of $21.6 million, partially offset by payments on short-term debt of $19.8 million at Tecnonet.

We periodically review our capital position and consider returning capital to stockholders through special dividends or share repurchases when cash on hand exceeds our foreseeable cash needs. We also periodically review the capital needs of our business units. We plan to invest approximately $3.2 million over the next 12 months to upgrade our infrastructure and equipment needed to support the Company's growth objectives in the carrier Ethernet and optical transport markets among others. The nature of the Tecnonet business requires significant levels of working capital to finance the longer term receivables and the extended acceptance periods for its larger customers. The financing for its working capital needs is partially met through the use of factoring certain receivables. Tecnonet has minimal capital requirements and does not conduct research and development. Therefore, we do not anticipate Tecnonet's business to require significant investment to support our strategic objectives in the Italian information technology market. We believe that cash on hand and existing financing will be sufficient to satisfy current operating needs, capital expenditures, and product development and engineering requirements for at least the next 12 months. We may seek to obtain additional debt or equity financing if we believe it appropriate. We may limit our ability to use available NOLs and capital loss carryforwards if we seek financing through issuance of additional equity securities.

The following table summarizes MRV's cash position including cash and cash equivalents, restricted time deposits and our short-term debt position (in thousands):

	December 31, 2014	December 31, 2013
Cash
Cash and cash equivalents	$22,422	$27,591
Restricted time deposits	235	249
	22,657	27,840
Short-term debt	5,402	4,320
Cash in excess of debt	$17,255	$23,520
Ratio of cash to debt (1)	4.2	6.4

(1)	Determined by dividing total cash by total debt.

Short-term Debt

Our short-term debt is related to Tecnonet, our Italian Network Integration subsidiary. Customer accounts receivables of Tecnonet have been pledged as collateral on the related borrowings.

The following table summarizes our short-term debt (in thousands):

	December 31, 2014	December 31, 2013	Increase (decrease)
Lines of credit secured by accounts receivable	$5,402	$4,320	$1,082
Total short-term debt	$5,402	$4,320	$1,082

The increase in short-term debt at December 31, 2014 includes additional borrowings of $21.6 million, partially offset by payments of $19.8 million, and the impact of changes in foreign currency exchange rates.

Working Capital

The following table summarizes our working capital position (in thousands):

	December 31, 2014	December 31, 2013
Current assets	$105,412	$117,170
Current liabilities	58,331	58,921
Working capital	$47,081	$58,249
Current ratio (1)	1.8	2.0

(1)	Determined by dividing total current assets by total current liabilities.

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

Our agreements for the sale of Interdata and Alcadon also include customary indemnification obligations running to the respective buyers.

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

Accordingly, no liabilities have been recorded for these indemnification agreements as of December 31, 2014, and 2013.

Contractual Obligations

During the year ended December 31, 2012, following validation of individual plaintiff releases, the Company released $2.4 million in funds held in escrow pursuant to a settlement agreement resolving outstanding litigation whereby MRV was to pay $2.4 million to the plaintiffs in consideration for the mutual release of the parties for all claims related to the Company's acquisition of Fiberxon in July 2007, and other claims and lawsuits held or filed by the plaintiffs. The Company had previously reserved approximately $4.5 million for this potential deferred obligation, and released $2.2 million of the accrued liability related to these matters into income during the year ended December 31, 2012.

The following table illustrates our contractual obligations as of December 31, 2014 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Short-term debt	$5,402	$5,402	$—	$—	$—
Operating leases	5,932	2,302	2,501	1,011	118
Purchase commitments with suppliers and contract manufacturers	7,742	7,742	—	—	—
Deferred consideration payable	233	233	—	—	—
Total contractual obligations	$19,309	$15,679	$2,501	$1,011	$118

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our Consolidated Financial Statements through adverse changes in financial market prices and rates and inflation. Our market risk exposure results primarily from fluctuations in foreign exchange and interest rates. We manage our exposure to these market risks through our regular operating and financing activities and, in certain instances, through the use of derivative financial instruments. These derivative instruments are used to manage risks of volatility in interest and foreign exchange rate movements on certain assets, liabilities or anticipated transactions and create a relationship in which gains or losses on derivative instruments are expected to counter-balance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. As of December 31, 2014, we did not have any such derivative financial instruments outstanding.

Interest Rates.    Our investments and short-term borrowings expose us to interest rate fluctuations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Through certain foreign offices, and from time to time, we enter into interest rate swap contracts. As of December 31, 2014, we did not have any interest rate swap contracts outstanding. The economic purpose of entering into interest rate swap contracts is to protect our variable interest debt from significant interest rate fluctuations.

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

When we translate the financial position or results of operations of subsidiaries with functional currencies other than the U.S. dollar, we recognize a foreign currency translation gain or loss as a component of other comprehensive income (loss). As of December 31, 2014, these currencies weakened against the U.S. dollar compared to December 31, 2013. For the year ended December 31, 2014, the exchange rates for these currencies did not materially change against the U.S. dollar compared to the year ended December 31, 2013, so revenue and expenses in these currencies translated into slightly fewer dollars than they would have in the prior period. The Israeli new shekel strengthened 1% respectively against the U.S. dollar for the year ended December 31, 2014, compared to the year ended December 31, 2013. The fluctuation in the Euro against the U.S. dollar was not significant for the year ended December 31, 2014, compared to the year ended December 31, 2013. Approximately 45% of our cost of sales and operating expenses are reported by these other subsidiaries. These currencies weakened against the U.S. dollar for the year ended December 31, 2014 compared to the same period last year, so revenues and expenses in these countries translated into slightly fewer dollars than they would have in 2013. For the year ended December 31, 2014, we had approximately:

•	$80.0 million in cost of goods and operating expenses recorded in euros; and

•	$1.1 million in cost of goods and operating expenses recorded in Taiwan dollars.

Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during the year ended December 31, 2014, our costs would have increased to approximately:

•	$88.0 million cost of goods and operating expenses recorded in euros; and

•	$1.2 million in cost of goods and operating expenses recorded in Taiwan dollars.

Fluctuations in currency exchange rates of foreign currencies have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements. The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands).

December 31	2014	2013
U.S. dollars	$15,375	$24,162
Euros	5,089	1,744
Taiwan dollars	137	63
Israeli new shekels	1,110	1,148
Other	711	474
Total cash and cash equivalents	$22,422	$27,591

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

Item 8.    Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of MRV Communications, Inc.
We have audited the accompanying consolidated balance sheets of MRV Communications, Inc., a Delaware corporation (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MRV Communications, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an adverse opinion thereon.

/s/ Grant Thornton LLP
Los Angeles, California
March 16, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of MRV Communications, Inc.
We have audited the accompanying consolidated balance sheet of MRV Communications, Inc. as of December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MRV Communications, Inc. at December 31, 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

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
/s/ Ernst & Young LLP
Los Angeles, California
April 2, 2013

MRV Communications, Inc.
Consolidated Statements of Operations
For the Years Ended December 31,
(In thousands, except per share data)

	2014	2013	2012

Revenue:
Product revenue	$124,477	$118,911	$106,447
Service revenue	47,579	47,290	45,214
Total revenue	172,056	166,201	151,661
Cost of sales	116,278	108,208	96,509
Gross profit	55,778	57,993	55,152
Operating expenses:
Product development and engineering	20,833	19,381	15,344
Selling, general and administrative	42,695	42,993	48,599
Impairment of goodwill	—	—	1,056
Total operating expenses	63,528	62,374	64,999
Operating loss	(7,750)	(4,381)	(9,847)
Interest expense	(329)	(526)	(601)
Gain from settlement of deferred consideration obligation	—	—	2,314
Other income (expense), net	227	(407)	(54)
Loss from continuing operations before provision for income taxes	(7,852)	(5,314)	(8,188)
Provision (benefit) for income taxes	4,303	1,508	(1,013)
Loss from continuing operations	(12,155)	(6,822)	(7,175)
Income from discontinued operations, net of income taxes of $4,588	—	—	12,839
Net income (loss)	$(12,155)	$(6,822)	$5,664

Net income (loss) per share — basic and diluted
From continuing operations	$(1.66)	$(0.91)	$(0.92)
From discontinued operations	$—	$—	$1.64
Net income (loss) per share — basic and diluted	$(1.66)	$(0.91)	$0.72
Weighted average number of shares:
Basic	7,344	7,484	7,813
Diluted	7,344	7,484	7,817

The accompanying notes are an integral part of these consolidated financial statements.

MRV Communications, Inc.
Consolidated Statements of Comprehensive Loss
For the Years Ended December 31,
(In thousands)

	2014	2013	2012

Net income (loss)	$(12,155)	$(6,822)	$5,664
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(3,265)	882	1,152
Foreign currency translation effect realized upon divestiture of subsidiary	—	—	(16,106)
Other comprehensive income (loss):	(3,265)	882	(14,954)
Total comprehensive loss	$(15,420)	$(5,940)	$(9,290)

The accompanying notes are an integral part of these consolidated financial statements.

MRV Communications, Inc.
Consolidated Balance Sheets
(In thousands, except par values)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$22,422	$27,591
Restricted time deposits	235	249
Accounts receivable, net	43,513	49,990
Other receivables	11,012	8,220
Inventories, net	21,683	22,981
Income taxes receivable	558	1,256
Deferred income taxes	535	1,219
Other current assets	5,454	5,664
Total current assets	105,412	117,170
Property and equipment, net	4,890	5,555
Deferred income taxes	2,105	3,694
Intangible assets, net	1,364	873
Other assets	801	655
Total assets	$114,572	$127,947

Liabilities and stockholders' equity
Current liabilities:
Short-term debt	$5,402	$4,320
Deferred consideration payable	233	233
Accounts payable	24,327	23,991
Accrued liabilities	14,545	19,463
Deferred revenue	13,527	10,557
Other current liabilities	297	357
Total current liabilities	58,331	58,921
Other long-term liabilities	5,271	5,236
Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 16,000 shares
Issued — 8,242 shares in 2014 and 8,143 shares in 2013
Outstanding — 7,386 shares in 2014 and 7,286 in 2013	270	270
Additional paid-in capital	1,284,483	1,281,883
Accumulated deficit	(1,220,492)	(1,208,337)
Treasury stock — 856 shares in 2014 and 2013	(10,412)	(10,412)
Accumulated other comprehensive (loss) income	(2,879)	386
Total stockholders' equity	50,970	63,790
Total liabilities and stockholders' equity	$114,572	$127,947

The accompanying notes are an integral part of these consolidated financial statements.

MRV Communications, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands, except per share data)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)	Total Equity
	Common Stock			Accumulated Deficit	Treasury Stock
	Shares	Amount
Balance, December 31, 2011	7,888	$270	$1,337,935	$(1,207,179)	$(3,271)	$14,458	$142,213
Purchase of treasury shares	(332)	—	—	—	(3,257)	—	(3,257)
Share-based compensation	38	—	1,192	—	—	—	1,192
Dividend to common stockholders	—	—	(57,957)	—	—	—	(57,957)
Net income	—	—	—	5,664	—	—	5,664
Other comprehensive (loss)	—	—	—	—	—	(14,954)	(14,954)
Balance, December 31, 2012	7,594	270	1,281,170	(1,201,515)	(6,528)	(496)	72,901
Purchase of treasury shares	(389)	—	—	—	(3,884)	—	(3,884)
Share-based compensation	81	—	713	—	—	—	713
Net loss	—	—	—	(6,822)	—	—	(6,822)
Other comprehensive income	—	—	—	—	—	882	882
Balance, December 31, 2013	7,286	270	1,281,883	(1,208,337)	(10,412)	386	63,790
Exercise of stock options and warrants	100	—	1,641	—	—	—	1,641
Share-based compensation	—	—	959	—	—	—	959
Net loss	—	—	—	(12,155)	—	—	(12,155)
Other comprehensive (loss)	—	—	—	—	—	(3,265)	(3,265)
Balance, December 31, 2014	7,386	$270	$1,284,483	$(1,220,492)	$(10,412)	$(2,879)	$50,970

The accompanying notes are an integral part of these consolidated financial statements.

MRV Communications, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(12,155)	$(6,822)	$5,664
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,256	1,833	2,016
Share-based compensation expense	959	713	1,191
Provision for doubtful accounts	95	580	116
Deferred income taxes	1,922	(57)	653
Gain on settlement of deferred consideration litigation	—	—	(2,314)
Loss on disposition of property and equipment	11	26	28
Loss on sale of subsidiary	—	—	(23,272)
Impairment of goodwill	—	—	3,007
Changes in operating assets and liabilities:
Accounts and other receivables	3,162	(17,417)	11,439
Inventories	82	(43)	(689)
Other assets	(4,177)	9,067	(5,927)
Accounts payable	2,747	2,993	(5,104)
Accrued liabilities	(2,333)	2,478	(1,002)
Income tax payable	—	(41)	(2,168)
Deferred revenue	3,459	3,146	155
Other current liabilities	(164)	(444)	281
Net cash used in operating activities	(4,136)	(3,988)	(15,926)
Cash flows from investing activities:
Purchases of property and equipment	(1,491)	(3,662)	(2,909)
Purchases of intangible assets	(650)	(473)	(400)
Change in restricted time deposits	13	(9)	1,371
Proceeds from sale of property and equipment	—	—	192
Proceeds from sale of subsidiaries, net of cash acquired	—	—	38,233
Net cash (used in) provided by investing activities	(2,128)	(4,144)	36,487
Cash flows from financing activities:
Borrowings on short-term debt	21,638	11,219	24,004
Payments on short-term debt	(19,843)	(12,347)	(27,958)
Proceeds from exercise of stock options	72	—	—
Payments for shares repurchased for tax withholdings on vesting of restricted stock awards	(87)	—	—
Purchase of treasury shares	—	(3,884)	(3,257)
Borrowing on long-term obligations	—	—	459
Dividend payment	—	—	(57,957)
Payments on long-term obligations	—	—	(230)
Net cash provided by (used in) financing activities	1,780	(5,012)	(64,939)
Effect of exchange rate changes on cash and cash equivalents	(685)	126	1,271
Net decrease in cash and cash equivalents	(5,169)	(13,018)	(43,107)
Cash and cash equivalents, beginning of year (1)	27,591	40,609	83,716
Cash and cash equivalents, end of period	$22,422	$27,591	$40,609

Supplemental disclosure of cash flow information:
Cash paid during year for interest	$283	$291	$416

Cash paid during year for income taxes — continuing operations	$1,791	$1,800	$1,540
Cash paid during year for income taxes — discontinued operations	—	—	295
Cash paid during year for income taxes — Total	$1,791	$1,800	$1,835

(1)	Cash and cash equivalents at the beginning of the period presented for December 31, 2012 include $25,126 from discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.

MRV Communications, Inc.
Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation
Description of Business
MRV Communications, Inc. ("MRV" or the "Company"), a Delaware corporation, is a global supplier of communications solutions to telecommunications service providers, enterprises and governments throughout the world. MRV's products enable customers to provide high-bandwidth data and video services and mobile communications services more efficiently and cost effectively. MRV markets and sells its products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators. MRV conducts its business along two principal segments: the Network Equipment segment and the Network Integration segment. MRV's Network Equipment segment designs, manufactures, sells, and services equipment used by commercial customers, governments, and telecommunications service providers. Products include switches, optical transport platforms, physical layer products and out-of-band management products, and specialized networking products. The Network Integration segment which primarily operates in Italy, provides network system design, integration and distribution services that include products manufactured by third-party vendors.
Basis of Presentation
MRV's fiscal year is based on the calendar year ending on December 31. The accompanying consolidated financial statements include the accounts of MRV and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. MRV consolidates the financial results of less than majority-owned subsidiaries when it has effective control, voting control, or has provided the entity's working capital. When investment by others in these enterprises reduces the Company's voting control below 50%, MRV discontinues consolidation and uses the cost or equity method of accounting for these investments, unless otherwise required.
On March 29, 2012, MRV sold all of the issued and outstanding capital stock of Creative Electronic Systems SA ("CES"), which was part of our Network Equipment segment. On October 12, 2012, we sold all of the issued and outstanding capital stock of Alcadon-MRV AB ("Alcadon"), which was part of our Network Integration segment. On October 16, 2012, we sold all of the issued and outstanding capital stock of Pedrena Enterprises B.V. ("Pedrena"), which was part of our Network Integration segment. We have reclassified the historical financial results of CES, Alcadon and Pedrena to discontinued operations for the year ended December 31, 2012. Cash flows from discontinued operations are presented combined with the cash flows from continuing operations in the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2012.
2. Summary of Significant Accounting Policies
Foreign Currency
Transactions originally denominated in other currencies are remeasured into functional currencies. Increases or decreases in the expected amount of cash flows upon settlement of the transaction caused by changes in exchange rates are recorded as foreign currency transaction gains and losses and are included in other income, net.
Except for our operations in Israel, the Company's foreign operations use the local currency as the functional currency, and assets and liabilities are translated from the local currencies into U.S. dollars, the reporting currency of the Company, at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at weighted average exchange rates for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss. The functional currency of our Israeli subsidiary is the U.S. dollar, as the U.S. dollar is the currency used in the primary operations in which the subsidiary operates.

Revenue Recognition
MRV's Network Equipment segment's major revenue-generating products consist of switches and routers, console management, physical layer products, and fiber optic components. We recognize product revenue, net of sales discounts, returns and allowances, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered reasonably assured. Products are generally shipped "FOB shipping point," with no right of return and revenue is recognized upon shipment. If revenue is to be recognized upon delivery, such delivery date is tracked through information provided by the third party shipping company we use to deliver the product to the customer. Network Integration resells third party products. We recognize revenue on these sales on a gross basis, as a principal, because we are the primary obligor in the arrangement, we are exposed to inventory and credit risk, we negotiate the selling prices, and we sell the products as part of a solution in which we provide services. Sales of services and system support are deferred and recognized ratably over the contract period. Sales to end customers with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are infrequent and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. For sales to distributors, we generally recognize revenue when product is sold to the distributor rather than when the product is sold by the distributor to the end user. In certain circumstances, distributors have limited rights of return, including stock rotation rights, and/or are entitled to price protection, where a rebate credit may be provided to the customer if we lower our price on products held in the distributor's inventory. We estimate and establish allowances for expected future product returns and credits. We record a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenue is recognized, and for future credits to be issued in relation to price protection at the time we make changes to our distributor price book. We monitor product returns and potential price adjustments on an ongoing basis and estimate future returns and credits based on historical sales returns, analysis of credit memo data, and other factors known at the time of revenue recognition.
MRV collects sales taxes from its customers to remit to the applicable taxing authorities. These amounts are not included in revenues, but are included on the balance sheet in accrued liabilities.
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

Accounting for Multiple-Element Arrangements entered into or materially altered after January 1, 2011. We allocate arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. The selling price we use for each deliverable is based on (a) vendor-specific objective evidence if available; (b) third-party evidence if vendor-specific objective evidence is not available; or (c) best estimate of selling price if neither vendor-specific objective evidence nor third-party evidence is available. We allocate discounts in the arrangement proportionally on the basis of the selling price of each deliverable.
Cash and Cash Equivalents
MRV treats highly liquid investments with an original maturity of 90 days or less as cash equivalents. Investments with maturities of less than one year are considered short-term and are included on the balance sheet in restricted time deposits. MRV maintains cash balances and investments in qualified financial institutions, and at various times such amounts are in excess of federal insured limits. As of December 31, 2014, the Company's U.S. entities held $13.3 million in various U.S. deposit accounts and a money market account. The remaining $9.1 million was held by the company's foreign subsidiaries in foreign bank deposit accounts.

Restricted Time Deposits
Restricted time deposits represent investments that are restricted as to withdrawal or use and are primarily in foreign subsidiaries. Restricted time deposits generally secure standby letters of credit, bank lines of credit, or bank loans. When investments in restricted time deposits are directly related to an underlying bank loan and the restricted funds will be used to repay the loans, the investment and the subsequent release of the restricted time deposit are treated as investing activities in the Company's Consolidated Statements of Cash Flows. The other investments in and releases of restricted time deposits are included in investing activities because the funds are invested in certificates of deposit.
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
The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Year ended:	Balance at beginning of period	Charged to expense	Deductions	Effect of foreign currency exchange rates	Balance at end of period
December 31, 2012	$1,662	116	(72)	26	$1,732
December 31, 2013	$1,732	580	(167)	37	$2,182
December 31, 2014	$2,182	95	(393)	(126)	$1,758

As of December 31, 2014 and 2013, Telecom Italia S.p.A., a Network Integration segment customer, accounted for 29% and 27% of gross accounts receivables, respectively. As of December 31, 2014 and 2013, Fastweb S.p.A., another Network Integration segment customer, accounted for 5% and 22% of gross accounts receivables, respectively.

Inventories

Inventories are stated at the lower of cost or market and consist of material, labor and overhead. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. If management estimates that the net realizable value is less than the cost of the inventory, an adjustment to the cost basis is recorded through a charge to cost of sales to reduce the carrying value to net realizable value. At each balance sheet date, management evaluates the ending inventories for excess quantities or obsolescence. This evaluation includes analysis of sales levels and projections of future demand. Based on this evaluation, management writes down the inventory to net realizable value if necessary. At the time of recording the write-down, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration of, or increase in, that newly established cost basis.

Inventories, net of reserves, consisted of the following (in thousands):

December 31:	2014	2013
Raw materials	$3,663	$5,723
Work-in process	641	1,121
Finished goods	17,379	16,137
Total inventories	$21,683	$22,981

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

Property and equipment, at cost, consisted of the following (in thousands):

December 31:	2014	2013
Machinery and equipment	$7,603	$7,448
Computer hardware and software	6,650	6,653
Leasehold improvements	2,651	2,354
Furniture and fixtures	1,462	1,411
Construction in progress	181	413
Total property and equipment, at cost	18,547	18,279
Less — accumulated depreciation and amortization	(13,657)	(12,724)
Total property and equipment	$4,890	$5,555

Depreciation is computed using the straight line method over the estimated useful lives of the related assets, as follows:

	Life (years)
Asset category	From	To
Machinery and equipment	2	5
Computer hardware and software	3	7
Leasehold improvements	1	10
Furniture and fixtures	3	15

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $2.1 million, $1.8 million and $1.4 million, respectively.

Intangible Assets

Intangible assets with indefinite lives are not amortized, but instead are measured for impairment at least annually, or when events indicate that impairment exists. MRV's annual impairment review date is October 1. Reviews for impairment are performed at each of MRV's reporting units. Intangible assets that are determined to have definite lives are amortized over their useful lives. The Company recorded an impairment charge of $0.1 million during the year ended December 31, 2014. The Company did not record any impairment charges for the years ended December 31, 2013 and 2012. See Note 4 "Goodwill and Other Intangible Assets" for further information.

Impairment of Long-Lived Assets

MRV evaluates its long-term tangible assets, such as property and equipment and other long-term assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. The Company takes into consideration events or changes such as product discontinuance, plant closures, product dispositions and history of operating losses or other changes in circumstances to indicate that the carrying amount may not be recoverable. The carrying value of an asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair value. Fair value is determined using the anticipated cash flows discounted at a rate based on our weighted average cost of capital, which represents the blended after-tax costs of debt and equity. There was no impairment loss on tangible assets during the three years ended December 31, 2014.

Fair Value of Financial Instruments

MRV's financial instruments including cash and cash equivalents, restricted time deposits, accounts receivable, other receivables, accounts payable, accrued liabilities and short-term debt obligations are carried at cost, which approximates their fair value. The fair values of accounts receivable and accounts payable approximate their carrying amounts due to their short-term nature. Short-term debt obligations have variable interest rates, which reset frequently; therefore, their carrying values do not materially differ from their calculated aggregate fair value.

The Company follows a framework for measuring fair value, using a three-level hierarchy that prioritizes the use of observable inputs. The fair value hierarchy is divided into three levels based on the source of inputs as follows: Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access; Level 2 - Valuations for which all significant inputs are observable, either directly or indirectly, other than level 1 inputs for similar instruments; Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

All of MRV's financial assets and a majority of its financial liabilities that are measured at fair value are measured using the unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Management has not elected the fair value for non-financial assets and liabilities.

As of December 31, 2014 and 2013, the Company had cash equivalents consisting of money market funds of $10.6 million and $14.0 million, respectively that were classified as Level 1 investments and were quoted at market price. Cash equivalents are included in the consolidated balance sheets as follows (in thousands):

	Cost	Fair Value
December 31, 2014	$10,606	$10,606

December 31, 2013	$14,001	$14,001

During 2014, the Company updated the estimated fair value of 250,000 warrants originally recorded as a liability that was awarded to plaintiffs' counsel on February 18, 2014 in a litigation matter, see Note 10, Commitments and Contingencies. In calculating the fair value, the Company used Black Scholes option pricing model including a volatility of 41% based on the Company's historical quoted prices and peer company data, the risk free interest rate of 1.5% and the 5 years expected term of the warrants. Volatility based on both the Company's historical quoted prices and peer company data was used as the Company's stock is thinly traded. The resulting fair value was $6.59 per warrant. In relation to this revaluation, the Company recorded expense of $0.4 million for the three months ended March 31, 2014. No additional expense was recorded in any periods subsequent to the three months ended March 31, 2014. Upon issuance and revaluation, the warrants, met the requirements necessary for equity classification and were removed from liabilities and recorded as a component of additional paid in capital.

During the three months ended December 31, 2014, one of plaintiffs' counsel exercised 152,500 warrants under the 'cashless' exercise provisions contained within the warrant agreement, leaving 97,500 warrants still available for future exercise.

Other Current Assets

Other current assets include prepaid expenses that will be consumed within a twelve month period. Prepaid expenses included in other assets were $4.7 million and $4.2 million as of December 31, 2014 and 2013, respectively.

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

Cost of Sales

Cost of sales includes material, depreciation on fixed assets used in the manufacturing process, shipping costs, direct labor and overhead. The portion of cost of sales related to product revenue was $82.6 million, $74.1 million, and $62.9 million for the years ended December 31, 2014, 2013, and 2012 respectively. The portion of cost of sales related to service revenue was $33.7 million, $34.1 million, and $33.6 million for the years ended December 31, 2014, 2013, and 2012 respectively.

Product Development and Engineering

Product development and engineering costs are charged to expense as incurred.

Software Development Costs

Development costs related to software products for sale or to be included in our products are expensed as incurred until the technological feasibility of the product has been established. Technological feasibility occurs when a working model is completed. After technological feasibility is established, additional costs are capitalized. We believe that our process for internally developed software is essentially completed concurrent with the establishment of technological feasibility, and, accordingly, no software development costs for internally developed software have been capitalized to date.

Internal Use Software Development Costs

Any software that we acquire, internally develop, or modify solely to meet our internal needs, and for which we have no substantive plan to market the software externally, is capitalized during the development phase. Costs incurred during the research phase are expensed as incurred. During the year ended December 31, 2013, we implemented a new enterprise-wide software for which we capitalized the development costs. The costs of which are included in property and equipment on the Consolidated Balance Sheets. There were no such costs capitalized during the year ended December 31, 2014.

Sales and Marketing

Sales and marketing costs are charged to expense as incurred. For the years ended December 31, 2014, 2013 and 2012, advertising and trade show costs were $1.2 million, $1.1 million and $1.2 million, respectively.

Income Taxes

We account for income taxes using the liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations if the sustainability of the uncertain tax position does not meet the "more likely than not" recognition threshold based on its technical merits. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

Net Income (Loss) Per Share
Basic net income (loss) per share is computed using the weighted average number of shares of common stock ("Common Stock") outstanding, including restricted shares which, although they are legally outstanding and have voting rights, are subject to vesting and are treated as common stock equivalents in calculating basic net income (loss) per share. Diluted net income (loss) per share is computed using the weighted average number of shares of Common Stock outstanding and dilutive potential shares of Common Stock from stock options outstanding during the period. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated based on the average share price for each period using the treasury stock method.

Employee equity share options, non-vested shares and similar equity instruments granted by MRV, are treated as potential shares of common stock outstanding in computing diluted net income per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service not yet recognized, and the amount of income tax benefits that would be realized and recorded in additional paid-in capital if the deduction for the award would reduce income taxes payable are assumed to be used to repurchase shares.

Outstanding stock options to purchase 309,309, 325,837 and 420,693 shares were excluded from the computation of dilutive shares for the years ended December 31, 2014, 2013 and 2012 as they were anti-dilutive because of the net loss from continuing operations. Treasury shares are excluded from the number of shares outstanding.

On August 17, 2012, the Company entered into a Share Purchase Agreement with T2 Accredited Fund, L.P., T2 Qualified Fund, L.P. and Tilson Offshore Fund, Ltd. to purchase 292,171 shares of the Company's Common Stock owned by the sellers at a price of $9.60 per share for an aggregate price of $2.8 million, which was a discount of 7.7% percent from the last reported trading price of $10.40 per share for the Company's Common Stock on August 16, 2012. The sale was executed on August 20, 2012.

On December 3, 2012, the Company's Board of Directors approved a repurchase of shares of Common Stock of the Company in an amount up to $10.0 million under a Stock Repurchase Program that expired on December 31, 2013. Under this program, the Company repurchased 261,873 shares at a total cost of $2.6 million during the year ended December 31, 2013 and 40,305 shares at a total cost of $0.4 million during the year ended December 31, 2012. The Company repurchased 302,178 shares at a total cost of approximately $3.0 million under this Stock Repurchase Program through December 31, 2013.

On August 15, 2013, the Company's Board of Directors terminated the existing stock repurchase plan and approved a replacement repurchase plan on substantially the same terms in an amount up to $7.0 million that expired on May 14, 2014. From August 15, 2013, through December 31, 2013, the Company repurchased 127,510 shares at a total cost of approximately $1.3 million. No additional shares were repurchased during year ended December 31, 2014, under this plan.

On December 16, 2014, the Company announced that the Board of Directors approved a repurchase of shares of Common Stock of the Company in an amount up to $8.0 million under a Stock Repurchase Program. The program expires on November 13, 2015. The Company did not have any share repurchases settle under this program through December 31, 2014.

Share-Based Compensation

The Company accounts for stock-based payment awards at fair value at the grant date. The fair value of stock options and warrants are determined using the Black-Scholes valuation model. The assumptions used in calculating the fair value of share-based payment awards represent MRV's best estimates. Those estimates may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and the related income tax impact. Stock-based compensation cost is recorded as expense using the straight-line method over the requisite service period or vesting period.

Accounting Standards Recently Adopted
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, "Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, a Similar Tax Loss, or a Tax Credit Carry Forwards Exists" ("ASU 2013-11"). ASU 2013-11 requires entities to present the unrecognized tax benefits in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The Company adopted this standard effective January 1, 2014. The Company's adoption of ASU 2013-11 did not have a material impact on the consolidated financial statements and footnote disclosures.
In November 2014, the FASB issued ASU No. 2014-17, "Pushdown Accounting" ("ASU 2014-17"). ASU 2014-17 provides guidance on determining and at what threshold pushdown accounting should be established in an acquired entity's separate financial statements. The amendments also provide that an acquired entity may elect to apply pushdown accounting in its separate financial statements upon a change-in-control event in which an acquirer obtains control of the acquired entity. The amendments in ASU 2014-17 are effective as of November 18, 2014. The Company's adoption of ASU 2014-17 did not have a material impact on the consolidated financial statements and footnote disclosures.

Recently Issued Accounting Standards Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Management is currently evaluating the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.
In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation - Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (i) prospectively to all awards granted or modified after the effective date; or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Management is currently evaluating the potential impact of the adoption of the new guidance, however does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements and footnote disclosures.
In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" ("ASU 2014-15"). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the Company in its fourth quarter of fiscal 2017 with early adoption permitted. Management is currently evaluating the potential impact of the adoption of the new guidance, which may impact our disclosures at the time of adoption.

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" (“ASU 2015-01”). ASU 2015-01 eliminates the concept of an extraordinary item from U.S. generally accepted accounting principles ("GAAP"). As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 will be effective for the Company in its first quarter of fiscal 2017. Management is currently evaluating the potential impact of the adoption of the new guidance, however does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements and footnote disclosures.
Use of Estimates

The preparation of these consolidated financial statements require management to make certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. On an ongoing basis, management evaluates its significant estimates and assumptions, including those related to revenue recognition, stock-based compensation, inventory valuation, accrued warranty, allowance for doubtful accounts, and accounting for income taxes. Management bases its estimates on historical and anticipated results, trends and on various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from those estimates.

Correction of an Immaterial Error

During the six months ended June 30, 2014, the Company recorded an out-of-period adjustment to defer previously recognized revenue of $2.0 million, which resulted in an increase to after-tax net loss of $0.1 million for the six months ended June 30, 2014. The Company reduced cost of sales by $1.8 million, gross profit by $0.2 million and the provision for income taxes by $0.1 million related to prior periods to remove the effect of the previously recognized revenue for the six months ended June 30, 2014. These out of period adjustments also resulted in an increase in Inventory of $1.9 million, deferred revenue of $2.0 million and deferred income taxes, net of current portion by $0.1 million at of June 30, 2014. The impact on accumulated deficit and stockholder’s equity was a reduction of $0.1 million as of June 30, 2014. Management evaluated the effects of this adjustment on the Company’s consolidated financial statements and concluded that the error was not material to any prior periods, individually or in the aggregate. During the six months ended December 31, 2014, the Company recognized $1.4 million of revenue and $0.1 million gross profit, reducing the impact on deferred revenue, inventory and gross profit for the out-of-period adjustment to $0.6 million, $0.5 million and $0.1 million, respectively for the year ended December 31, 2014. The impact on accumulated deficit and stockholder’s equity was a reduction of $0.1 million as of December 31, 2014.

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

The statements of operations for the year ended December 31, 2012 that would have been included if Pedrena had not been sold consisted of (in thousands):

Year ended December 31:	2012
Revenue	$27,602
Income (loss) before income taxes	(3,175)
Provision for income taxes	(244)
Income (loss) from operations of discontinued operations	(2,931)
Gain on sale of Interdata, net of income taxes of $623	5,542
Net income from discontinued operations, net of income taxes	$2,611

In connection with the sale of Interdata, the Company entered into a channel partner agreement with the buyer whereby the Company will continue to sell its products to Interdata. The amount of intercompany revenues that were previously eliminated from the Company's financial statements in consolidation consisted of (in thousands):

Year ended December 31:	2012
Revenues attributed to intercompany activities	$4,249

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

The statements of operations for the year ended December 31, 2012 that would have been included if Alcadon had not been sold consisted of (in thousands):

Year ended December 31:	2012
Revenue	$24,320
Loss before income taxes	(1,088)
Provision for income taxes	643
Loss from operations of discontinued operations	(1,731)
Gain on sale of Alcadon, net of income taxes of $1,341	6,182
Net income from discontinued operations, net of income taxes	$4,451

In connection with the sale of Interdata the Company entered into a channel partner agreement with the buyer whereby the Company will continue to sell its products to Alcadon. The amount of intercompany revenues that were previously eliminated from the Company's financial statements in consolidation consisted of (in thousands):

Year ended December 31:	2012
Revenues attributed to intercompany activities	$3,931

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

The historical financial results of CES prior to its sale have been reclassified as discontinued operations for all periods presented. The Company recorded net income of $5.8 million from discontinued operations, net of income tax expense, for the year ended December 31, 2012. The net income from discontinued operations for the year ended December 31, 2012 includes an $6.5 million gain partially offset by a $0.1 million operating loss and $0.4 million in withholding tax expense.

The statements of operations for the year ended December 31, 2012 that would have been included if CES had not been sold consisted of (in thousands):

Year ended December 31:	2012
Revenue	$6,829
Income (loss) before income taxes	(135)
Provision for income taxes	556
Income (loss) from operations of discontinued operations	(691)
Gain on sale of CES, net of income taxes of $1,668	6,470
Net income from discontinued operations, net of income taxes	$5,779

4.	Goodwill and Other Intangible Assets

In accordance with ASC 350 Intangibles - Goodwill and Other, goodwill and intangibles with indefinite lives are not amortized, but instead measured for impairment at least annually or when events indicate that impairment exists. The following table summarizes the changes in the Company's goodwill accounts for the year ended December 31, 2012 (in thousands):

Network Integration
Goodwill	$2,831
Accumulated impairment losses and amortization	(1,760)
Balance as of December 31, 2011	1,071

Impairment of Tecnonet goodwill	(1,055)
Foreign currency translation adjustment, net	(16)

Goodwill	2,831
Accumulated impairment losses and amortization	(2,831)
Balance as of December 31, 2012	$—

The fair value of goodwill is tested for impairment on a non-recurring basis using Level 3 inputs. During the year ended December 31, 2012, the Company concluded that there was an indication of impairment to Tecnonet S.p.A, our Italian subsidiary. Below is a description of the Level 3 inputs used:

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

Based on the valuation of Alcadon, the goodwill associated with Alcadon was determined to be impaired and was written off during the year ended December 31, 2012. Reasons for the impairment include the loss of a key customer in the first half of 2012 lowering revenue and profit forecast for the business. The amount of the impairment was equal to the total carrying amount of goodwill on the books as of June 30, 2012, $3.7 million.

The Company did not have any remaining goodwill on its Consolidated Balance Sheets as of December 31, 2014 and 2013.

Intangible assets, net of amortization totaled $1.4 million and $0.9 million as of December 31, 2014 and 2013, respectively, and consist of intellectual property purchased during the years ended December 31, 2014 and 2013. A portion of these assets, approximating $0.4 million, which represent software license agreements, were placed into service during the year ended December 31, 2014. Amortization of intangible assets was $0.05 million for the year ended December 31, 2014. None of these assets were in service as of December 31, 2013, therefore amortization of other intangible assets was zero for the year ended December 31, 2013. The terms of the some of these license agreements provide for use of the licensed software into perpetuity while others are more definite. The Company plans to amortize the cost of the license agreements over the estimated useful life, which can range between three to five years. The Company recorded an impairment charge of $0.1 million during the year ended December 31, 2014 on one of the software license agreements placed into service. The Company did not record any impairment charges related to intangible assets for the years ended December 31, 2013 and 2012. As of December 31, 2014, intangible assets not yet placed into service totaled approximately $1.1 million.
The following table illustrates the estimated future amortization expense of intangible assets as of December 31, 2014 (in thousands):

Year ending December 31,	Estimated Amortization Expense
2015	$167
2016	328
2017	280
2018	214
2019	214
Thereafter	161
Total	$1,364

5. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

December 31:	2014	2013
Payroll and related	$9,068	$9,537
Professional fees	1,441	1,400
Non-income taxes	1,544	3,223
Product warranty	616	578
Deferred rent	160	278
Derivative litigation settlement	—	1,241
Other	1,716	3,206
Total accrued liabilities	$14,545	$19,463

Total derivative litigation cost in excess of insurance limits was $1.9 million through December 31, 2013. See Note 10, Commitments and Contingencies.

6. Income Taxes
For financial reporting purposes, loss before provision for income taxes includes the following (in thousands):

Years ended December 31:	2014	2013	2012
United States	$(7,993)	$(4,096)	$(11,018)
Foreign	141	(1,218)	2,830
Loss before provision for income taxes	$(7,852)	$(5,314)	$(8,188)
The provision (benefit) for income taxes consists of the following (in thousands):

Years ended December 31:	2014	2013	2012
Current:
State	$(89)	$(56)	$300
Foreign	2,470	1,621	1,664
Total current	2,381	1,565	1,964
Deferred:
Federal	—	—	(3,019)
State	—	—	(614)
Foreign	1,922	(57)	656
Total deferred	1,922	(57)	(2,977)
Provision (benefit) for income taxes	$4,303	$1,508	$(1,013)

The income tax provision differs from the amount computed by applying the federal statutory income tax rate as follows:

Years ended December 31:	2014	2013	2012
Income tax provision, at statutory federal rate	34%	34%	34%
State and local income taxes, net of federal income taxes effect	6	5	6
Credits	—	—	5
Permanent differences	(10)	(13)	(7)
Goodwill impairment	—	—	(4)
Fiberxon settlement	—	—	—
Foreign taxes at rates different than domestic rates	(4)	(7)	(1)
Change in valuation allowance	(76)	(49)	(20)
Change in reserve for uncertain tax positions	—	(3)	—
Other adjustments	(5)	5	—
Effective tax rate	(55)%	(28)%	13%

The components of deferred income taxes consist of the following (in thousands):

December 31:	2014	2013
Allowance for doubtful accounts	$389	$415
Inventory reserve	2,814	1,954
Accrued liabilities	2,846	2,694
Other	5,446	5,791
	11,495	10,854
Valuation allowance	(10,960)	(9,635)
Net current deferred income tax assets	535	1,219

Net operating losses	91,085	88,086
Depreciation and amortization	370	439
Capital loss carry forwards	38,755	38,951
	130,210	127,476
Valuation allowance	(128,105)	(123,782)
Net long-term deferred income tax asset	2,105	3,694
Total deferred income taxes	$2,640	$4,913

MRV records valuation allowances against deferred income tax assets, when necessary. Realization of deferred income tax assets, such as net operating loss ("NOL") carry forwards and income tax credits, is dependent on future taxable earnings and is therefore uncertain. At least quarterly, the Company assesses the likelihood that the deferred income tax asset balance will be recovered from future taxable income. To the extent management believes that recovery is unlikely, the Company establishes a valuation allowance against the deferred income tax asset, which increases income tax expense in the period such determination is made. During the year ended December 31, 2014, the Company recorded an increase to the valuation allowance totaling $5.6 million against deferred income tax assets from: (1) $2.6 million and $1.1 million of deferred tax assets principally from current year domestic and foreign net operating losses; and (2) $1.9 million of deferred tax assets principally from prior year foreign net operating losses, respectively, that do not meet the more likely than not threshold for realization. Our unreserved net deferred tax assets amounted to $2.6 million at December 31, 2014, which was exclusively part of our Israeli subsidiary operations; and $4.9 million at December 31, 2013, which were part of our Israeli and German subsidiaries operations.

The change in the valuation allowance is as follows (in millions):

December 31:	2014	2013	2012
Balance at beginning of period	$(133.4)	$(138.2)	$(158.8)
(Increase) decrease in valuation allowance	(5.6)	4.8	20.6
Balance at end of period	$(139.0)	$(133.4)	$(138.2)

As of December 31, 2014, MRV had federal, state, and foreign NOL carry-forwards available of $179.7 million, $100.7 million and $97.3 million, respectively. For the year ended December 31, 2014, federal NOL carry-forwards increased by $7.4 million, and state net operating loss carry-forwards increased by $7.9 million. For federal and state income tax purposes, the NOLs expire beginning in 2015 and are available to offset future taxable income through 2034. Certain foreign NOL carry-forwards and tax credits are available indefinitely. Additionally, the Company had capital loss carry-forwards of $110.5 million and $24.0 million for federal and state tax purposes, respectively as December 31, 2014. The capital loss carry-forwards, which were generated by the sale of Source Photonics, expire in 2015. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carry-forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry-forwards existing at that time could be limited. As of December 31, 2014, the US federal and state NOLs had a full valuation allowance.

MRV recognizes tax benefits associated with the exercise of stock options and vesting of restricted stock directly to stockholders' equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carry forwards resulting from these tax benefits. A tax benefit occurs when the actual tax benefit realized upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award. At December 31, 2014, deferred tax assets do not include $3.2 million of loss carryovers from share-based compensation.

MRV has not recorded U.S. income tax expense for foreign earnings that it has declared as indefinitely reinvested offshore, thus reducing its overall income tax expense. At December 31, 2014, MRV had approximately $27.6 million of accumulated but undistributed earnings at certain foreign entities. The amount of earnings designated as indefinitely reinvested offshore is based upon our expectations of the future cash needs of the Company's foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be repatriated. In the event actual cash needs of the Company's U.S. entities exceed current expectations or the actual cash needs of the Company's foreign entities are less than expected, the Company may need to repatriate foreign earnings that have been designated as indefinitely reinvested offshore. This would result in recording additional U.S. income tax expense. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

The tax years 2002-2014 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months. No reserve was recorded for uncertainty in income taxes as of December 31, 2012.

During the year ended December 31, 2012, the Company reported a loss from continuing operations and income from discontinued operations, which resulted in a reclassification of income tax benefit from discontinued operations to continuing operations. The amount of the benefit reclassified was $3.6 million. The Company recognized income tax expense of $4.6 million for the year ended December 31, 2012 with respect to its discontinued operations.

The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction, and various state and foreign jurisdictions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

December 31:	2014	2013	2012
Balance at beginning of period	$(134)	$—	$—
Reductions related to prior year positions	34	(134)	—
Balance at end of period	$(100)	$(134)	$—

Substantially all of the uncertain tax benefits as of December 31, 2014, if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The tax years 2001-2014 remain open to examination by the major taxing jurisdictions to which the Company is subject. Management does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

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

7. Short-Term Debt
Short-term debt consists of secured and unsecured lines of credit and a short-term loan. As of December 31, 2014 and 2013, short-term debt totaled $5.4 million and $4.3 million, respectively. Short-term debt bears interest ranging from 1.7% to 2.4%, and the weighted average interest rate was approximately 2.1% and 2.2% as of December 31, 2014 and 2013, respectively. These obligations are incurred and settled in local currencies of the respective subsidiaries. See Note 17, Accounts Receivable Factoring.

8. Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

December 31:	2014	2013
Liability for severance pay	$3,591	$3,658
Long-term portion of deferred revenue	1,330	1,444
Other	350	134
Total other long-term liabilities	$5,271	$5,236

9. 401(k) Plan
The Company sponsors a 401(k) plan to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code, MRV's plan provides for tax-deferred salary contributions for eligible employees. The Plan allows employees to contribute a portion of their annual compensation to the plan on a pretax basis. The Company currently matches pretax contributions up to 50% of the first 6% of eligible earnings contributed by employees. Matching contributions to the Plan totaled $562,299, $334,661, and $395,595 for the years ended December 31, 2014, 2013, and 2012, respectively.

10. Commitments and Contingencies
Lease Commitments
MRV leases certain facilities and equipment under non-cancelable lease agreements expiring in various years through 2020. Following are the aggregate minimum annual lease payments under leases in effect as of December 31, 2014 (in thousands):

Year ending December 31,	Operating leases
2015	$2,302
2016	1,429
2017	1,072
2018	598
2019	413
Thereafter	118
Total	$5,932

Rental expense under non-cancelable operating lease agreements for the years ended December 31, 2014, 2013 and 2012, was $2.5 million, $2.4 million and $2.7 million, respectively.
On October 8, 1996, the Company entered into a lease amendment for the lease of office space located in Chatsworth, CA.  The current term of the lease is for 10 years through April 1, 2017, with no option to extend the lease term. The remaining lease payments over the current term will approximate $0.5 million.  Pursuant to the amendment, the Company was granted an improvement allowance of $70,000 which is being amortized as a reduction to rent expense over the life of the lease.

On June 30, 2005 the Company entered into a lease amendment as successor-in-interest to Luminent, Inc. for the lease of office and warehouse space located in Chatsworth, CA.  The current term is through December 31, 2015, with an option to extend the lease five years. The remaining lease payments will approximate $0.2 million.

On June 30, 2008, the Company entered into a lease amendment for the lease of office space located in Rome, Italy.  The Company exercised its right to extend the lease through January 31, 2020. The remaining lease payments over the current term will approximate $1.2 million.

On July 1, 2008, the Company entered into lease amendment for the lease of office space at another facility located in Rome, Italy.  The Company exercised its right to extend the lease through January 31, 2020. The remaining lease payments over the current term will approximate $1.1 million.

On December 16, 2009, the Company entered into a lease amendment with Chelmsford Associates, LLC for the lease of office space located in Chelmsford, MA.  The term of the lease is for five years, six months from March 1, 2010, with an option to extend the lease term for a five year period. The remaining lease payments over the current term will approximate $0.2 million. Pursuant to the lease, the Company was granted rent abatement of $146,000, which is being amortized as a reduction to rent expense over the life of the lease.

Purchase Commitments with Outsourcing Partners and Component Suppliers

We utilize several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of December 31, 2014, the Company had outstanding minimum future commitments for manufacturing and component purchases totaled $7.7 million.

Royalty Commitment

Certain of MRV's Israeli subsidiaries are obligated to the Office of the Chief Scientist of the Government of Israel ("Chief Scientist") with respect to the government's participation in research and development expenses for certain products. The royalty to the Chief Scientist is recorded in cost of goods sold, and is calculated at a rate of 2.0% to 5.0% of sales of such products developed with the participation, up to the cost of such participation. The outstanding obligation as of December 31, 2014 is approximately $287,000. We have further reserved approximately $243,000 against a disputed claim that was raised in 2005, though the last correspondence with the Chief Scientist on the matter occurred in 2008. Amounts received from the participation of the Chief Scientist are offset against the related research and development expenses incurred. MRV did not receive participation from the Chief Scientist for the years ended December 31, 2014, 2013, and 2012.

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

In connection with the sale by MRV of CES in March 2012, MRV agreed to indemnify the buyer for the representations and warranties made in the sale purchase agreement, and we have purchased an insurance policy to protect us against any claims of indemnification related to the representations and warranties. Our sale purchase agreements for the sale of Interdata and Alcadon also include customary indemnification obligations.

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

Accordingly, no liabilities have been recorded for these indemnifications agreements as of December 31, 2014 and 2013.

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

We cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these obligations. Over the last decade, the Company has not incurred any significant expense as a result of obligations of this type that were not otherwise covered by our insurance policies. Accordingly, the Company has not accrued any amounts for such indemnification obligations. However, there can be no assurances that expenses will not be incurred under these indemnification provisions in the future.

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
On April 8, 2013 the Federal Court preliminarily approved a Stipulation of Settlement (the "Settlement Stipulation"), which includes, among other things, (a) a release of all claims relating to the derivative litigation for the Company, the individual defendants and the plaintiffs; (b) a provision that $2.5 million in cash be paid to the Company by the Company's insurance carriers; (c) payment of attorneys' fees to plaintiffs' counsel including $500,000 in cash and 250,000 warrants to purchase the Company's Common Stock, with a five-year term and strike price of the closing price of the Company's Common Stock on the date an order of the federal District Court approving the settlement becomes final; (d) the continued payment by the Company of applicable reasonable attorneys' fees for the individual defendants. On June 6, 2013, the Federal Court granted final approval of the Settlement Stipulation and on June 13, 2013 entered Judgment dismissing the federal derivative action with prejudice. On June 24, 2013, the State Court entered a dismissal with prejudice of the state derivative action. The Company was also required to undertake certain corporate governance reform actions, all of which have been implemented.

A majority of the costs related to the Company's and defendants' defense of these actions was paid by the Company's insurance carriers under its director and officer insurance policies, including the securities class action settlement. Insurance proceeds paid to the Company upon settlement of the derivative litigation were $1.0 million.

However, MRV has paid and accrued $1.9 million for services of defense counsel and other parties through December 31, 2013 above the insured amount.
In May 2014, a former customer of Tecnonet S.p.A.(Tecnonet), the Company's Italian subsidiary, filed a claim in an Italian civil court alleging that Tecnonet, and two of its third-party subcontractors, breached certain supply agreements with the customer, entered into between 2009 and 2011, by failing to have performed the contracted services. The plaintiff further alleges that Tecnonet was aware, at the time of entering into the supply agreements, that the customer’s managing director had a conflict of interest involving the subcontractors. The plaintiff is claiming damages and restitution from Tecnonet and the subcontractors, jointly and severally, of approximately $3.0 million in the aggregate, plus costs. As of December 31, 2014, the Company has not accrued any liabilities related to this matter. While we believe that Tecnonet has valid defenses to the plaintiff's claims, we cannot provide assurance that such claims will not result in any liability to Tecnonet.
Nhan T. Vo, individually and on behalf of other aggrieved employees vs. the Company, Superior Court of California, County of Los Angeles. On June 27, 2013, the plaintiff in this matter filed a lawsuit against the Company alleging claims for failure to properly pay overtime or provide meal and rest breaks to its non-exempt employees in California, among other things. The complaint seeks an unspecified amount of damages and penalties under provisions of the Labor Code, including the Labor Code Private Attorneys General Act. The Company has filed an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. The Company is currently in the discovery phase of this case. The Company believes it has accrued adequate reserves for this matter and does not expect the matter to have a material adverse effect on its business or financial condition. However, depending on the actual outcome of this case, further provisions could be recorded in the future which may have a material adverse effect on the Company’s operating results.
From time to time, MRV has received notices from third parties alleging possible infringement of patents with respect to product features or manufacturing processes. Management believes such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. The Company's policy is to discuss these notices with the parties in an effort to demonstrate that MRV's products and/or processes do not violate any patents. The Company has been involved in such discussions in the past with Alcatel-Lucent SA, Apcon, Inc., Finisar Corporation, International Business Machines, Mediacom Broadband LLC, Ortel Communications, Ltd., Nortel Networks Corporation, Rockwell Automation, Inc. and The Lemelson Foundation. Management does not believe that any of the matters will result in a material adverse outcome.
MRV and its subsidiaries have been named as a defendant in other lawsuits involving matters that the management considers routine to the nature of its business. Management is of the opinion that the ultimate resolution of such matters will not have a material adverse effect on our business, operating results and financial condition.
11. Product Warranty
As of December 31, 2014 and 2013, MRV's product warranty liability recorded in accrued liabilities was $0.6 million. The following table summarizes the activity related to the product warranty liability (in thousands):

	Balance at beginning of period	Cost of warranty claims	Accruals for product warranties	Foreign currency translation adjustment	Balance at end of period
December 31, 2012	$1,126	$(150)	$30	$—	$1,006
December 31, 2013	$1,006	$(321)	$(107)	$—	$578
December 31, 2014	$578	$(17)	$55	$—	$616

MRV accrues for warranty costs as part of its cost of sales based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of 90 days to three years.

12. Stockholders' Equity
Authorized Shares
The Company is authorized to issue up to 1 million shares of its $0.01 par value Preferred Stock.

Accumulated Other Comprehensive Income
Accumulated Other Comprehensive income is comprised of the effects of foreign currency translation adjustments to the financial statements.
Stock Repurchase Programs and Stock Repurchase
On August 17, 2012, the Company entered into a Share Purchase Agreement with T2 Accredited Fund, L.P., T2 Qualified Fund, L.P. and Tilson Offshore Fund, Ltd. to purchase 292,171 shares of the Company's Common Stock owned by the sellers at a price of $9.60 per share for an aggregate price of $2.8 million, which was a discount of 7.7% percent from the last reported trading price of $10.40 per share for the Company's Common Stock on August 16, 2012. The sale was executed on August 20, 2012.

On December 3, 2012, the Company's Board of Directors approved a repurchase of shares of Common Stock of the Company in an amount up to $10.0 million under a Stock Repurchase Program that expired on December 31, 2013. Under this program, the Company repurchased 261,873 shares at a total cost of $2.6 million during the year ended December 31, 2013 and 40,305 shares at a total cost of $0.4 million during the year ended December 31, 2012. The Company repurchased 302,178 shares at a total cost of approximately $3.0 million under this Stock Repurchase Program through December 31, 2013.

On August 15, 2013, the Company's Board of Directors terminated the existing stock repurchase plan and approved a replacement repurchase plan on substantially the same terms in an amount up to $7.0 million that expired on May 14, 2014. From August 15, 2013, through December 31, 2013, the Company repurchased 127,510 shares at a total cost of approximately $1.3 million. No additional shares were repurchased during year ended December 31, 2014, under this plan.

On December 16, 2014, the Company announced that the Board of Directors approved a repurchase of shares of Common Stock of the Company in an amount up to $8.0 million under a Stock Repurchase Program. The program expires on November 13, 2015. The Company did not have any share repurchases settle under this program through December 31, 2014.

Equity Grants

MRV's equity plans provide for granting options, restricted stock or other forms of equity to purchase shares of MRV's Common Stock, to employees, directors and non-employees performing consulting or advisory services for the Company. Under these plans, stock options exercise prices generally equal the fair market value of MRV's Common Stock at the date of grant and restricted stock grants do not have exercise prices. The options generally vest over one year to four years with expiration dates of ten years from the date of grant and all outstanding restricted stock grants vest one year from the date of grant. The Company's 2007 Omnibus Plan provides for granting options, restricted stock, and other forms of equity, and is at the discretion of the Board of Directors. As of December 31, 2014, 103,914 shares of Common Stock were available for future awards under the plan. See Note 13 Share-Based Compensation for additional discussion.

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

13.	Share-Based Compensation

MRV records share-based compensation expense at fair value. The following table summarizes the impact on MRV's results of operations of recording share-based compensation for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Cost of goods sold	$116	$98	$39
Product development and engineering	166	66	40
Selling, general and administrative	677	549	1,050
Total share-based compensation expense (1)	$959	$713	$1,129

(1)	Income tax benefits realized from stock option exercises and similar awards were immaterial in all periods.

The Company granted 198,647, 80,242 and 17,736 stock options during the years ended December 31, 2014, 2013 and 2012, respectively with the related average fair value of $6.95, $4.89 and $9.65 per share, respectively. The Company granted restricted shares of 100,355, 91,388 and 39,326 at average fair values of $13.91, $9.98 and $16.18 per share during the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, the total unrecognized share-based compensation balance for unvested securities, net of expected forfeitures, was $1.3 million, which is expected to be amortized over a weighted-average period of 2 years.

The following table summarizes the activity that relates to the Company's restricted stock awards for the years ended December 31, 2014, 2013 and 2012 (share amounts):

	2014	2013	2012
Non-vested restricted stock awards, January 1, 2014	81,193	37,514	5,148
Granted	100,355	91,388	39,326
Vested	(39,238)	(37,428)	(5,148)
Forfeited	(39,276)	(10,281)	(1,812)
Non-vested restricted stock awards, December 31, 2014	103,034	81,193	37,514

Valuation Assumptions

MRV uses the Black-Scholes option pricing model to estimate the fair value of stock option awards or related modifications. The Black-Scholes model requires the use of subjective and complex assumptions including the option's expected life and the underlying stock price volatility. MRV bases volatility on the Company's historical quoted prices and peer company data. The following weighted average assumptions were used for estimating the fair value of options granted during the years ended December 31, 2014, 2013 and 2012:

Year ended December 31,	2014	2013	2012
Risk-free interest rate	2.0%	1.2%	0.8%
Dividend yield (1)	—	—	—
Volatility	50%	52%	89%
Expected life (in years)	5.9	5.7	5.5

(1)	As the Company does not pay a dividend on a regular basis, and dividends paid in the past have been special in nature, a dividend rate of zero was used.

Share-Based Payment Award Activity
The following table summarizes option share-based payment award activity for the one-year period ended December 31, 2014:

	Shares under option	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding, January 1, 2014	349,454	$28.15
Granted	198,647	$14.11
Exercised	(6,812)	$10.55
Canceled, forfeited or adjusted	(133,339)	$26.58
Outstanding, December 31, 2014	407,950	$22.12	4.89	$22,479
Vested and expected to vest, December 31, 2014	383,752	$22.66	4.60	$22,065
Exercisable, December 31, 2014	266,411	$26.58	2.56	$20,594
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on MRV's closing stock price of $9.93 at December 31, 2014, which would have been received by award holders had all award holders exercised in-the-money awards as of that date.
A summary of the Company's non-vested options as of December 31, 2014:

	Shares under option	Weighted average exercise price
Non-vested options outstanding, January 1, 2014	89,480	$12.65
Granted	198,647	$14.11
Vested	(79,805)	$13.77
Canceled, forfeited or adjusted	(66,783)	$13.36
Non-vested outstanding, December 31, 2014	141,539	$13.73

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2014:

Range of Exercise prices	Options outstanding as of December 31, 2014	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2014	Weighted average exercise price of exercisable options
$9.10 - $10.55	57,787	7.02	$9.80	40,148	$9.65
$13.32 - $13.60	43,092	8.24	$13.44	10,204	$13.60
$14.51 - $14.51	99,234	8.43	$14.51	8,409	$14.51
$15.53 - $23.80	27,849	3.36	$23.06	27,849	$23.06
$25.00 - $25.00	87,500	0.93	$25.00	87,500	$25.00
$27.60 - $33.20	44,902	3.09	$28.69	44,902	$28.69
$34.60 - $52.60	44,211	1.75	$47.12	44,024	$47.17
$57.40 - $64.80	1,475	1.34	$62.21	1,475	$62.21
$73.20 - $73.20	500	1.33	$73.20	500	$73.20
$79.20 - $79.20	1,400	1.12	$79.20	1,400	$79.20
$9.10 - $79.20	407,950	4.89	$22.12	266,411	$26.58

The following table summarizes certain stock option exercise activity during the periods presented (in thousands):

Year ended December 31,	2014	2013	2012
Total intrinsic value of stock options exercised	$17	$—	$—
Cash received from stock options exercised	$72	$—	$—

14.	Segment Reporting and Geographic Information

MRV operates its business in two segments: the Network Equipment segment and the Network Integration segment. The Network Equipment segment designs, manufactures, distributes and services optical networking solutions and Internet infrastructure products, and the Network Integration distributes network solutions and Internet infrastructure products and provides value-added integration and support services for customers' networks.

The accounting policies of the segments are the same as those described in the summary of significant accounting polices set forth in Note 2, Summary of Significant Accounting Policies. Management evaluates segment performance based on revenues, gross profit and operating income (loss) of each segment. As such, there are no separately identifiable Consolidated Statements of Operations data below operating income (loss).

The following table summarizes revenues by segment, including intersegment revenues (in thousands):

Years Ended December 31,	2014	2013	2012
Network Equipment segment	$86,705	$90,711	$87,727
Network Integration segment	85,518	75,636	72,421
Before intersegment adjustments	172,223	166,347	160,148
Intersegment adjustments	(167)	(146)	(8,487)
Total	$172,056	$166,201	$151,661

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

One customer accounted for $41.0 million, $46.6 million and $43.4 million of revenue in the Network Integration segment, or 24%, 28% and 29% of total revenue for the years ended December 31, 2014, 2013 and 2012. The same customer accounted for 5%, 22% and 20% of total accounts receivable before allowance for doubtful accounts as of December 31, 2014, 2013 and 2012 respectively. Another customer accounted for $27.6 million, $22.7 million, and $19.1 million of revenue in the Network Integration segment, or 16%, 14%, and 13% of total revenue for the years ended December 31, 2014, 2013 and 2012. The same customer in the Network Integration segment accounted for 29%, 27% and 9% of total accounts receivable before allowance for doubtful accounts as of December 31, 2014, 2013 and 2012, respectively.

The following table summarizes external revenue by geographic region (in thousands):

Years Ended December 31,	2014	2013	2012
United States	$51,036	$55,071	$47,250
Americas (Excluding the U.S.)	1,507	4,200	6,008
Europe	105,996	98,843	88,868
Asia Pacific	13,517	8,087	9,521
Other regions	—	—	14
Total	$172,056	$166,201	$151,661

Revenue from external customers attributed to Italy totaled $86.3 million, $76.6 million, and $73.1 million for the years ended December 31, 2014, 2013 and 2012 respectively. No other individual foreign country accounted for more than 10% of consolidated revenue. The Company's revenue by geographical area is based on the customer's country of domicile.

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

	December 31, 2014	December 31, 2013
Americas	$3,078	$3,326
Europe	1,786	2,194
Asia Pacific	26	35
Total	$4,890	$5,555

The following table provides selected Statement of Operations information by business segment (in thousands):

Years ended December 31,	2014	2013	2012
Gross profit
Network Equipment segment	$42,601	$47,069	$43,325
Network Integration segment	13,176	10,917	11,832
Before intersegment adjustments	55,777	57,986	55,157
Corporate unallocated and intersegment adjustments (1)	1	7	(5)
Total	$55,778	$57,993	$55,152

Depreciation expense
Network Equipment segment	$1,759	$1,417	$1,022
Network Integration segment	204	219	234
Corporate	134	197	192
Total	$2,097	$1,833	$1,448

Operating income (loss)
Network Equipment segment	$(7,074)	$(1,699)	$1,096
Network Integration segment	5,562	4,620	4,514
Before intersegment adjustments	(1,512)	2,921	5,610
Corporate unallocated operating loss and adjustments (1)	(6,238)	(7,302)	(15,457)
Total operating income (loss)	$(7,750)	$(4,381)	$(9,847)

Provision (benefit) for income taxes
Network Equipment segment	$1,873	$(38)	$(2,468)
Network Integration segment	2,430	1,546	1,455
Total	$4,303	$1,508	$(1,013)

(1) Adjustments reflect the elimination of intersegment revenue and profit in inventory.

The following tables provide selected Balance Sheet and Statement of Cash Flow information by business segment (in thousands):

December 31:	2014	2013
Additions to Fixed Assets
Network Equipment segment	$1,230	$3,329
Network Integration segment	178	104
Corporate	83	229
Total	$1,491	$3,662

Total Assets
Network Equipment segment	$40,664	$48,955
Network Integration segment	56,921	54,625
Corporate and intersegment eliminations	16,987	24,367
Total	$114,572	$127,947

15. Other Income, Net
Following is a summary of other income, net (in thousands):

Years ended December 31:	2014	2013	2012
Interest income	$7	$14	$7
Gain (loss) on foreign currency transactions	473	(336)	(316)
Other, net	(253)	(85)	255
Total	$227	$(407)	$(54)

16. Quarterly Financial Data (Unaudited)
The following tables summarize MRV's Consolidated Statements of Operations for 2014 (in thousands):

Three months ended:	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue	$42,318	$43,124	$43,170	$43,444
Cost of sales	29,067	28,342	28,454	30,415
Gross profit	13,251	14,782	14,716	13,029
Operating expenses:
Product development and engineering	5,578	5,392	5,060	4,803
Selling, general and administrative	11,522	10,516	10,080	10,577
Total operating expenses	17,100	15,908	15,140	15,380
Operating loss	(3,849)	(1,126)	(424)	(2,351)
Interest expense	(150)	(40)	(116)	(23)
Other income (loss), net	33	(420)	227	387
Loss before income taxes	(3,966)	(1,586)	(313)	(1,987)
Provision for income taxes	251	681	727	2,644
Net loss	$(4,217)	$(2,267)	$(1,040)	$(4,631)
Net loss per share — basic and diluted	$(0.58)	$(0.31)	(0.14)	$(0.63)
Basic and diluted weighted average shares	7,283	7,360	7,362	7,368

The above table includes a $1.9 million increase in the provision for income taxes for the three months ended December 31, 2014 related to an increase in the Company's valuation allowance on deferred tax assets. See Note 6, Income Taxes.

The following tables summarize MRV's Consolidated Statements of Operations for 2013 (in thousands):

Three months ended:	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue	$38,905	$38,175	$38,385	$50,736
Cost of sales	25,878	24,803	23,411	34,116
Gross profit	13,027	13,372	14,974	16,620
Operating expenses:
Product development and engineering	4,648	4,454	4,627	5,652
Selling, general and administrative	12,392	9,453	10,308	10,840
Total operating expenses	17,040	13,907	14,935	16,492
Operating income (loss)	(4,013)	(535)	39	128
Interest expense	(132)	(241)	(41)	(112)
Other income (loss), net	17	(102)	(132)	(190)
Loss before income taxes	(4,128)	(878)	(134)	(174)
Provision for income taxes	306	115	12	1,075
Net loss	$(4,434)	$(993)	$(146)	$(1,249)
Net loss per share — basic and diluted	$(0.59)	$(0.13)	$(0.02)	$(0.17)
Basic and diluted weighted average shares	7,568	7,585	7,522	7,443

17. Accounts Receivable Factoring
The Company's Italian subsidiary has agreements with unrelated third-parties for the factoring of specific accounts receivable in Italy in order to reduce the amount of working capital required to fund such receivables. At December 31, 2014, Tecnonet's factoring facility agreements permitted the factoring of up to €15.0 million, or $18.2 million, worth of receivables outside of the United States. The factoring of accounts receivable under these agreements is accounted for as a sale, as the Company has no retained interests or servicing liabilities related to the accounts receivable that have been sold in Italy.
As of December 31, 2014 and 2013, the face amount of total outstanding accounts receivables sold by the Company pursuant to these agreements was $10.5 million and $17.2 million, respectively. Receivables transferred to the factor are derecognized at the date of sale and the proceeds are recorded at fair value. Proceeds consist of a receivable due from the factor. Cash received from the factor is recorded as a reduction of the receivable due from the factor. The related outstanding balances due from the factor were $10.4 million and $7.7 million as of December 31, 2014 and 2013, respectively, and are included in other receivables on the accompanying balance sheets. The related losses on the sale were $0.2 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively, and is included in interest expense on the accompanying Consolidated Statements of Operations.

18. Subsequent Event
On December 31, 2014, the Company entered into an arrangement through its broker to repurchase 179,168 shares of its own common stock under its Board of Director authorized share repurchase program announced on December 16, 2014. The repurchase of the shares did not officially settle until January 6, 2015. Total consideration for the stock repurchase was approximately $1.8 million. The Company has historically accounted for all share repurchases as of their settlement dates. Therefore, the Company's assets, liabilities and equity were not affected as of December 31, 2014 for the share repurchase of 179,168 shares. The Company repurchased 307,715 shares at a total cost of approximately $3.2 million under this Stock Repurchase Program through March 9, 2015. The Company has remaining authority to repurchase shares up to an additional $4.8 million under this Stock Repurchase Program prior to its expiration. See Note 12 "Stockholders' Equity" for additional discussion.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
We evaluated the design and operation of the effectiveness of our disclosure controls and procedures as of December 31, 2014, under the supervision and with the participation of management, pursuant to Rule 13a-15(b) of the Exchange Act. Management concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) as of December 31, 2014 were not effective as a result of the two material weaknesses described below.
To further address any remaining risks identified in our internal control over financial reporting, the Company performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Form 10-K. Notwithstanding the remaining remedial efforts to improve deficiencies in our internal control over financial reporting as of December 31, 2014, we believe that the consolidated financial statements contained in this Form 10-K present our financial condition, results of operations, and cash flows as of the dates, and for the periods presented in conformity with GAAP.
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
In accordance with the internal control reporting requirements of the SEC, management completed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. Management based its assessment on the framework established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO framework”). The 2013 COSO framework summarizes each of the components of a company's internal control system, including the: (i) control environment; (ii) risk assessment; (iii) information and communication; and (iv) monitoring, as well as a company's control activities. Based on this assessment, management determined that the internal controls over financial reporting as of December 31, 2014 were ineffective because two material weaknesses existed in the Company's internal controls over financial reporting. The material weaknesses were related to the inadequate design of internal controls over the accounting for revenue at its Italian subsidiary, and the inadequate design of internal controls over the completeness and clerical accuracy of spreadsheets used in the financial reporting process. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's consolidated financial statements will not be prevented or detected on a timely basis. We intend to make improvements to our internal controls and processes to address this material weakness.
During the quarter ended June 30, 2014, management identified a material weakness in internal controls over financial reporting related to the inadequate design of internal controls over the accounting for revenue in its Italian subsidiary, Tecnonet. Specifically, due to the Tecnonet personnel’s insufficient knowledge of the U.S. GAAP requirements related to maintenance of adequate documentation in support of certain revenue transactions, the Company did not have adequate controls in place to ensure that revenue was properly deferred in accordance with the U.S. GAAP requirements to enable appropriate revenue recognition. Although this deficiency did not lead to material adjustments to revenue, management has determined that deficiencies in the control processes in its accounting for deferred revenue constitute a material weakness because this control deficiency could have resulted in a material misstatement of revenue. The Company's management has initiated actions to enhance its control procedures with respect to the identification and review of deferred revenue. This remediation plan includes establishing additional documentation requirements for such sales and implementing monitoring and review procedures to ensure that transactions requiring revenue deferral are identified, evaluated, and properly recognized. Management continues to monitor specific compliance with revenue recognition under US GAAP revenue recognition standards, including compliance with rules governing revenue recognition related to multiple element arrangement and other complex revenue recognition rules.
During the quarter ended December 31, 2014, management identified a material weakness in internal controls over financial reporting related to the inadequate design and operating effectiveness of internal controls over the utilization of spreadsheets in the reconciliation and review process supporting certain account balances within the consolidated financial statements. Specifically, the deficiency in spreadsheet controls and related review process led to errors in account balances generated either by formulaic errors or the use of inaccurate or incomplete data. Although this deficiency did not lead to material adjustments to the consolidated financial statements, management has determined that a deficiency in this control constitutes a material weakness because this control deficiency could have resulted in a material misstatement. The Company's management has initiated actions to enhance its control procedures with respect to spreadsheet controls and associated reviews. This remediation plan includes establishing additional requirements related to the design and testing of spreadsheets and specified review procedures including review of underlying data for completeness and recalculations intended to ensure accuracy.
The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders of MRV Communications, Inc.
We have audited the internal control over financial reporting of MRV Communications, Inc., a Delaware corporation (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

The Company identified material weaknesses related to the inadequate design, implementation and operating effectiveness of internal controls over the application of accounting principles generally accepted in the United States of America for revenues generated and accounted for by its Italian subsidiary and the inadequate design of internal controls over the utilization and review of spreadsheets supporting certain account balances within the financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 16, 2015, which expressed an unmodified opinion on those financial statements.

/s/ Grant Thornton LLP

Los Angeles, California

March 16, 2015

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item under the heading "Directors, Executive Officers and Corporate Governance" may be incorporated herein by reference from information to be contained in the Company's next proxy statement or will be included in an amendment to this Form 10-K to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11.    Executive Compensation.
The information required by this Item under the heading "Executive Compensation" may be incorporated herein by reference from information to be contained in the Company's next proxy statement or will be included in an amendment to this Form 10-K to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" may be incorporated herein by reference from information to be contained in the Company's next proxy statement or will be included in an amendment to this Form 10-K to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item under the heading "Certain Relationships and Related Transactions, and Director Independence" may be incorporated herein by reference from information to be contained in the Company's next proxy statement or will be included in an amendment to this Form 10-K to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
Item 14.    Principal Accounting Fees and Services.
The information required by this Item under the heading "Principal Accounting Fees and Services" may be incorporated herein by reference from information to be contained in the Company's next proxy statement or will be included in an amendment to this Form 10-K to be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
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

3.4	Bylaws of MRV Communications, Inc., as amended through October 5, 2009 (incorporated by reference from Exhibit 3.1 of Form 8-K filed on October 6, 2009)
3.5	Bylaws of MRV Communications, Inc. as amended through November 8, 2013 (incorporated by reference from Exhibit 3.1 on Form 10-Q for the quarter ended September 30, 2013)
3.6	Amended and Restated Bylaws of MRV Communications, Inc. as amended through November 5, 2014 (incorporated by reference from Exhibit 3.1 on Form 10-Q for the quarter ended September 30, 2014)
4.1	Specimen certificate of Common Stock (incorporated by reference to Exhibit 4.5 of Form S-3 (file No. 333-64017) filed on September 9, 1998)
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

10.29	Stipulation of Settlement (incorporated by reference from Exhibit 99.1 of Form 8-K filed on April 11, 2013)
10.30	Executive Management Incentive Plan - CEO (incorporated by reference from Exhibit 99.1 of Form 10-Q for the quarter ended June 30, 2013)

10.31	Executive Management Incentive Plan - CFO (incorporated by reference from Exhibit 99.2 of Form 10-Q for the quarter ended June 30, 2013)
10.32	Resignation Agreement, dated as of December 12, 2014, by and between the Company and David Stehlin (incorporated by reference from Exhibit 10.1 of Form 8-K filed on December 16, 2014)
10.33	Amended and Restated Employment Agreement, dated as of December 12, 2014, by and between the Company and Mark Bonney (incorporated by reference from Exhibit 10.2 of Form 8-K filed on December 16, 2014
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Document (filed herewith)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRV Communications, Inc.
By:
March 16, 2015	/s/ Mark J. Bonney
Mark J. Bonney Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark J. Bonney and Stephen G. Krulik, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Principal Executive Officer:
March 16, 2015	/s/ Mark J. Bonney
Mark J. Bonney Chief Executive Officer and Director
Principal Financial and Accounting Officer:
March 16, 2015	/s/ Stephen G. Krulik
Stephen G. Krulik Chief Financial Officer

Board of Directors:

March 16, 2015	/s/ Kenneth H. Traub
Kenneth H. Traub

March 16, 2015	/s/ Robert Pons
Robert Pons

March 16, 2015	/s/ Matthew Stecker
Matthew Stecker

March 16, 2015	/s/ Jeannie Diefenderfer
Jeannie Diefenderfer