Form 10-Q
period 2015-03-31
MRV COMMUNICATIONS INC
filed 2015-05-07
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________
FORM 10-Q
________________________

[x]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ______________

Commission file number: 001-11174

MRV COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1340090
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

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

As of May 6, 2015, 6,975,170 shares of Common Stock of MRV Communications, Inc. were outstanding.

MRV Communications, Inc.

Form 10-Q for the Quarter Ended March 31, 2015

PART I - FINANCIAL INFORMATION

Item 1.         Condensed Consolidated Financial Statements

MRV Communications, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Product revenue	$28,331	$31,544
Service revenue	10,442	10,774
Total revenue	38,773	42,318
Cost of Revenue:
Cost of product	17,764	20,901
Cost of services	7,133	8,166
Total cost of revenue	24,897	29,067
Gross profit	13,876	13,251
Operating expenses:
Product development and engineering	5,125	5,578
Selling, general and administrative	9,562	11,522
Total operating expenses	14,687	17,100
Operating loss	(811)	(3,849)
Interest expense	(49)	(150)
Other expense, net	(20)	33
Loss before provision for income taxes	(880)	(3,966)
Provision for income taxes	188	251
Net Loss	$(1,068)	$(4,217)

Net loss per share — basic	$(0.15)	$(0.58)
Net loss per share — diluted	$(0.15)	$(0.58)

Weighted average number of shares:
Basic	7,131	7,283
Diluted	7,131	7,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014

Net Loss	$(1,068)	$(4,217)
Other comprehensive loss, net of tax
Foreign currency translation loss	(2,658)	(47)
Total comprehensive loss	$(3,726)	$(4,264)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)
(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$14,215	$22,422
Restricted time deposits	224	235
Accounts receivable, net	41,384	43,513
Other receivables	10,521	11,012
Inventories, net	17,497	21,683
Income taxes receivable	49	558
Deferred income taxes	705	535
Other current assets	6,975	5,454
Total current assets	91,570	105,412
Property and equipment, net	4,608	4,890
Deferred income taxes	1,973	2,105
Intangible asset, net	1,336	1,364
Other assets	694	801
Total assets	$100,181	$114,572

Liabilities and stockholders' equity
Current liabilities:
Short-term debt	$2,116	$5,402
Deferred consideration payable	233	233
Accounts payable	21,301	24,327
Accrued liabilities	14,217	14,545
Deferred revenue	13,058	13,527
Other current liabilities	325	297
Total current liabilities	51,250	58,331
Other long-term liabilities	4,956	5,271
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 16,000 shares
Issued — 8,250 shares in 2015 and 8,242 shares in 2014
Outstanding — 7,036 shares in 2015 and 7,386 in 2014	270	270
Additional paid-in capital	1,284,811	1,284,483
Accumulated deficit	(1,221,560)	(1,220,492)
Treasury stock — 1,214 shares in 2015 and 856 shares in 2014	(14,009)	(10,412)
Accumulated other comprehensive loss	(5,537)	(2,879)
Total stockholders' equity	43,975	50,970
Total liabilities and stockholders' equity	$100,181	$114,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,068)	$(4,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	530	624
Share-based compensation expense	212	147
Provision for doubtful accounts	37	(77)
Deferred income taxes	(39)	365
Gain on disposition of property and equipment	(2)	—
Changes in operating assets and liabilities:
Accounts and other receivables	(601)	(1,092)
Inventories	1,742	(2,471)
Other assets	(674)	1,712
Accounts payable	(1,204)	455
Accrued liabilities	85	(2,076)
Income tax payable	(10)	(21)
Deferred revenue	24	371
Other current liabilities	(94)	(214)
Net cash used in operating activities	(1,062)	(6,494)
Cash flows from investing activities:
Purchases of property and equipment	(264)	(352)
Proceeds from sale of property and equipment	9	—
Release of restricted time deposits	11	5
Net cash used in investing activities	(244)	(347)
Cash flows from financing activities:
Proceeds from exercise of stock options	116	—
Purchase of treasury shares	(3,597)	—
Borrowings on short-term debt	2,669	6,819
Payments on short-term debt	(5,481)	(4,350)
Net cash (used in) provided by financing activities	(6,293)	2,469
Effect of exchange rate changes on cash and cash equivalents	(608)	(5)
Net decrease in cash and cash equivalents	(8,207)	(4,377)
Cash and cash equivalents, beginning of period	22,422	27,591
Cash and cash equivalents, end of period	$14,215	$23,214

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$35	$51
Cash paid during period for income taxes	$—	$—

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of MRV and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. MRV consolidates the financial results of less than majority-owned subsidiaries when it has effective control, voting control, or has provided the entity's working capital. When investment by others in these enterprises reduces the Company's voting control below 50%, MRV discontinues consolidation and uses the cost or equity method of accounting for these investments, unless otherwise required.

The condensed consolidated financial statements included herein have been prepared by MRV, and are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, (this “Form 10-Q”) should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, (the “2014 Form 10-K”) filed with the SEC.

In the opinion of MRV's management, the unaudited interim financial information contained herein includes all normal recurring adjustments, necessary to present fairly the financial position of MRV as of March 31, 2015, and the results of its operations and comprehensive loss for the three months ended March 31, 2015 and 2014, and its cash flows for the three months ended March 31, 2015 and 2014. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

Reclassification

Certain reclassifications have been made to 2014 amounts to conform to the 2015 presentation. These reclassifications did not impact previously reported operating results or the Company's previously reported financial position. The reclassification is to conform Rule 5-03 of Regulation S-X, which requires that costs of sales for both product and service revenue be disclosed separately on the condensed consolidated statement of operations.

Recently Issued Accounting Standards

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

2.	Cash and Cash Equivalents and Restricted Time Deposits

MRV treats highly liquid investments with an original maturity of 90 days or less as cash equivalents. Investments with maturities of less than one year are considered short-term and are included on the balance sheet in restricted time deposits. MRV maintains cash balances and investments in qualified financial institutions, and at various times such amounts are in excess of federally insured limits. As of March 31, 2015 and December 31, 2014, the Company's U.S. entities held $5.2 million and $13.3 million, respectively in various U.S. deposit accounts and a money market account. The remaining $9.0 million and $9.1 million, respectively was held by the Company's foreign subsidiaries in foreign bank deposit accounts.

Restricted time deposits represent investments that are restricted as to withdrawal or use and are primarily in foreign subsidiaries. Restricted time deposits generally secure standby letters of credit, bank lines of credit, or bank loans. When investments in restricted time deposits are directly related to an underlying bank loan and the restricted funds will be used to repay the loans, the investment and the subsequent release of the restricted time deposit are treated as investing activities in the Company's Condensed Consolidated Statements of Cash Flows. The other investments in and releases of restricted time deposits are included in investing activities because the funds are invested in certificates of deposit.

3.	Fair Value Measurement

MRV's financial instruments, including cash and cash equivalents, restricted time deposits, accounts receivable, other receivables, accounts payable, and short-term debt obligations, are carried at cost, which approximates their fair value. The fair values of cash, restricted time deposits, accounts receivable, other receivable and accounts payable approximate their carrying amounts due to their short-term nature. Short-term debt obligations have variable interest rates, which reset frequently; therefore, their carrying values do not materially differ from their calculated aggregate fair value.

The Company follows a framework for measuring fair value, using a three-level hierarchy that prioritizes the use of observable inputs. The fair value hierarchy is divided into three levels based on the source of inputs as follows: Level 1 - Measurements based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access; Level 2 - Measurements for which all significant inputs are observable, either directly or indirectly, other than level 1 inputs, for similar instruments; Level 3 - Measurements based on inputs that are unobservable and significant to the overall fair value measurement.

Under the framework, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Management has not elected fair value treatment for non-financial assets and liabilities.

As of March 31, 2015 and December 31, 2014, the Company had cash equivalents consisting of money market funds of $2.8 million and $10.6 million, respectively, which were classified as Level 1 investments and were quoted at market price. Cash equivalents are included in the condensed consolidated balance sheets as follows (in thousands):

	Cost	Fair Value
March 31, 2015	$2,807	$2,807

December 31, 2014	$10,606	$10,606

During 2014, the Company updated the estimated fair value of 250,000 warrants originally recorded as a liability that was awarded to plaintiffs' counsel on February 18, 2014 in a litigation matter, see Note 12, Litigation. In calculating fair value, the Company used the Black-Scholes option pricing model including a volatility of 41% based on the Company's historical quoted prices and peer company data, the risk free interest rate of 1.5% and the 5 years expected term of the warrants. Volatility based on both the Company's historical quoted prices and peer company data was used as the Company's stock is thinly traded. The resulting fair value was $6.59 per warrant. In relation to this revaluation, the Company recorded expense of $0.4 million for the three months ended March 31, 2014. Upon issuance and revaluation in February 2014, the warrants met the requirements necessary for equity classification and were removed from liabilities and recorded as a component of additional paid in capital. No additional expense was recorded in any period subsequent to the three months ended March 31, 2014.

In November 2014, one of plaintiffs' counsel exercised 152,500 warrants under the 'cashless' exercise provisions contained within the warrant agreement, leaving 97,500 warrants available for future exercise. No additional warrants were exercised during the three months ended March 31, 2015.

4.	Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed financial institutions and accounts receivable due from customers. Management believes that the financial institutions holding our cash and cash equivalents have high credit quality. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer's inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. If the financial conditions of MRV's customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future. Accounts receivable are charged off at the point they are considered uncollectible.

The following table summarizes the changes in the allowance for doubtful accounts during the three months ended March 31, 2015 (in thousands):

Balance at beginning of period	$1,758
Charged (reversed) to expense	37
Write-offs, net of amounts recovered	(19)
Foreign currency translation adjustment	(71)
Balance at end of period	$1,705

5.	Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Inventories, net of reserves, consisted of the following (in thousands) at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Raw materials	$3,325	$3,663
Work-in process	623	641
Finished goods	13,549	17,379
Total	$17,497	$21,683

6.	Intangible Assets

Intangible assets, net of amortization totaled $1.3 million and $1.4 million as of March 31, 2015 and December 31, 2014, respectively and consist of intellectual property purchased during the years ended December 31, 2014 and 2013. A portion of these assets, approximating $0.4 million, which represents software license agreements, was placed into service as of March 31, 2015. Amortization of intangible assets was $0.03 million for the three months ended March 31, 2015. There was no amortization recorded for the three months ended March 31, 2014. The terms of the some of these license agreements provide for use of the licensed software into perpetuity while others are more definite. The Company amortizes the cost of the license agreements over their estimated useful lives, which range from three to five years. The Company recorded an impairment charge of $0.1 million during the three months ended March 31, 2014 on one of the software licenses placed into service. The Company did not record any impairment charges related to intangible assets during the three months ended March 31, 2015. As of March 31, 2015, intangible assets not yet placed into service totaled approximately $1.1 million, and management anticipates these assets will be placed in service during the quarter ending June 30, 2015.

The following table illustrates the estimated future amortization expense of intangible assets as of March 31, 2015 (in thousands):

Fiscal Years	Estimated Amortization Expense
2016	$139
2017	328
2018	280
2019	214
2020	214
Thereafter	161
Total	$1,336

7.	Product Warranty

As of March 31, 2015, and December 31, 2014, MRV's product warranty liability recorded in accrued liabilities was $0.6 million. MRV accrues for warranty costs as part of cost of goods sold based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of 90 days to three years.

The following table summarizes the change in product warranty liability during the three months ended March 31, 2015 (in thousands):

Balance at beginning of the period	$616
Cost of warranty claims	(19)
Accruals for product warranties	20
Balance at end of the period	$617

8.	Net Income (Loss) Per Share

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

Employee equity share options, non-vested shares and similar equity instruments granted by MRV are treated as potential shares of common stock outstanding in computing diluted net income per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service not yet recognized, and the amount of income tax benefits that would be realized and recorded in additional paid-in capital if the deduction for the award would reduce income taxes payable are assumed to be used to repurchase shares on the open market.

Outstanding stock options to purchase 350,882 and 336,452 shares were excluded from the computation of dilutive income (loss) per shares for the three months ended March 31, 2015, and 2014, as they were anti-dilutive because of the net loss.

9.	Share-Based Compensation

MRV records share-based compensation expense at fair value. The following table summarizes the impact on MRV's results of operations of recording share-based compensation for the three months ended March 31, 2015, and 2014 (in thousands):

	2015	2014
Cost of goods sold	$30	$20
Product development and engineering	49	23
Selling, general and administrative	133	104
Total share-based compensation expense (1)	$212	$147

(1)	Income tax benefits realized from stock option exercises and similar awards were immaterial in both periods.

No stock options or restricted shares were granted during the three months ended March 31, 2015 and 2014. As of March 31, 2015, the total unrecognized share-based compensation balance for unvested options, net of expected forfeitures, was $1.0 million, which is expected to be amortized over a weighted-average period of 1.7 years.

Valuation Assumptions

MRV uses the Black-Scholes option pricing model to estimate the fair value of stock option awards or related modifications. The Black-Scholes model requires the use of subjective and complex assumptions including the option's expected life and the underlying stock price volatility. MRV bases volatility on the Company's historical quoted prices and peer company data. There were no options modified during the three months ended March 31, 2015 and 2014.

10.	Segment Reporting and Geographic Information

MRV operates its business in two segments: the Network Equipment segment and the Network Integration segment. The Network Equipment segment designs, manufactures, distributes and services optical networking solutions and Internet infrastructure products. The Network Integration segment distributes network solutions and Internet infrastructure products and provides value-added integration and support services for customers' networks.

The accounting policies of the segments are the same as those described in the summary of significant accounting polices disclosed in MRV's 2014 Form 10-K. Management evaluates segment performance based on revenues, gross profit and operating income (loss) of each segment. As such, there are no separately identifiable Statements of Operations data below operating income (loss).

The following table summarizes revenues by segment, including intersegment revenues (in thousands):

	Three Months Ended March 31,
	2015	2014
Network Equipment	$22,276	$22,319
Network Integration	16,588	20,053
Before intersegment adjustments	38,864	42,372
Intersegment adjustments	(91)	(54)
Total	$38,773	$42,318

Network Equipment revenue primarily consists of optical communication systems that include metro ethernet equipment, optical transport equipment, lab automation equipment, out-of-band network equipment, and the related service revenue and components sold as part of system solutions. Network Integration revenue primarily consists of value-added integration and support service revenue, related third-party product sales (including third-party product sales through distribution) and fiber optic components sold as part of system solutions. All Network Integration's sales are within Italy.

One customer accounted for $8.3 million and $11.0 million of revenue in the Network Integration segment, or 21% and 26% of total revenue, for the three months ended March 31, 2015, and 2014, respectively. The same customer accounted for 7% and 5% of total accounts receivable before allowance for doubtful accounts as of March 31, 2015, and December 31, 2014, respectively. Another customer accounted for $4.7 million and $6.5 million of revenue in the Network Integration segment, or 12% and 15% of total revenue, for the three months ended March 31, 2015, and 2014, respectively. The same customer accounted for 24% and 29% of total accounts receivable before allowance for doubtful accounts as of March 31, 2015, and December 31, 2014, respectively. Additionally, one customer accounted for $4.4 million and $1.4 million of revenue in the Network Equipment segment, or 11% and 3% of total revenue, for the three months ended March 31, 2015, and 2014, respectively. The same customer accounted for 11% and 9% of total accounts receivable before allowance for doubtful accounts as of March 31, 2015, and December 31, 2014, respectively.

The following table summarizes external revenue by geographic region (in thousands):

	Three months ended
	March 31,
	2015	2014
United States	$10,251	$12,856
Americas (Excluding the U.S.)	2,763	556
Europe	20,818	26,579
Asia Pacific	4,941	2,327
Total	$38,773	$42,318

Revenue from external customers attributed to Italy totaled $17.2 million and $20.4 million for the three months ended March 31, 2015 and 2014, respectively. Revenue from external customers attributed to Australia totaled $4.4 million and$1.4 million for the three months ended March 31, 2015 and 2014, respectively.

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

	March 31, 2015	December 31, 2014
Americas	$2,909	$3,078
Europe	1,674	1,786
Asia Pacific	25	26
Total	$4,608	$4,890

The following table provides selected Statement of Operations information by business segment (in thousands):

	Three months ended
	March 31,
	2015	2014
Gross profit
Network Equipment	$11,544	$10,759
Network Integration	2,331	2,490
Total before intersegment adjustments	13,875	13,249
Corporate unallocated and intersegment adjustments (1)	1	2
Total	$13,876	$13,251

Depreciation and amortization expense
Network Equipment	$471	$536
Network Integration	30	49
Corporate	29	39
Total	$530	$624

Operating income (loss)
Network Equipment	$(198)	$(2,839)
Network Integration	505	845
Total before intersegment adjustments	307	(1,994)
Corporate unallocated operating loss and adjustments (1)	(1,118)	(1,855)
Total	$(811)	$(3,849)

(1) Adjustments reflect the elimination of intersegment revenue and profit in inventory.

The following tables provide selected Balance Sheet and Statement of Cash Flow information by business segment (in thousands):

	Three months ended
	March 31,
	2015	2014
Additions (write-offs) of property and equipment
Network Equipment	$228	$239
Network Integration	42	33
Corporate	(6)	80
Total	$264	$352

	March 31, 2015	December 31, 2014
Total Assets
Network Equipment	$42,723	$40,664
Network Integration	47,604	56,921
Corporate and intersegment eliminations	9,854	16,987
Total	$100,181	$114,572

11. Indemnification Obligations

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

Management is not aware of any claims under these indemnifications, and accordingly, no liabilities have been recorded for these agreements as of March 31, 2015, and December 31, 2014.

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

In May 2014, a former customer of Tecnonet S.p.A.(Tecnonet), the Company's Italian subsidiary, filed a claim in an Italian civil court alleging that Tecnonet, and two of its third-party subcontractors, breached certain supply agreements with the customer, entered into between 2009 and 2011, by failing to have performed the contracted services. The plaintiff further alleges that Tecnonet was aware, at the time of entering into the supply agreements, that the customer’s managing director had a conflict of interest involving the subcontractors. The plaintiff is claiming damages and restitution from Tecnonet and the subcontractors, jointly and severally, of approximately $3.0 million in the aggregate, plus costs. Management believes it has accrued adequate reserves for this matter and does not expect the matter to have a material adverse effect on its business or financial condition. However, depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on the Company’s operating results.

Nhan T. Vo, individually and on behalf of other aggrieved employees vs. the Company, Superior Court of California, County of Los Angeles. On June 27, 2013, the plaintiff in this matter filed a lawsuit against the Company alleging claims for failure to properly pay overtime or provide meal and rest breaks to its non-exempt employees in California, among other things. The complaint seeks an unspecified amount of damages and penalties under provisions of the Labor Code, including the Labor Code Private Attorneys General Act. The Company has filed an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. The Company is currently in the discovery phase of this case.  Management believes it has accrued adequate reserves for this matter and does not expect the matter to have a material adverse effect on its business or financial condition. However, depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on the Company’s operating results.

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

13. Accounts Receivable Factoring

The Company's Italian subsidiary has agreements with unrelated third-parties for the factoring of specific accounts receivable in Italy in order to reduce the amount of working capital required to fund such receivables. At March 31, 2015, Tecnonet's factoring agreements permitted the factoring of up to €15.0 million or $16.3 million of receivables outside of the United States. The factoring of accounts receivable under these agreements is accounted for as a sale, as the Company has no retained interests or servicing liabilities related to the accounts receivable that have been sold in Italy.

At March 31, 2015, and December 31, 2014, the face amount of total outstanding accounts sold by the Company pursuant to these agreements was $11.5 million and $10.5 million, respectively. Receivables transferred to the factor are derecognized at the date of sale and amounted to $10.2 million and $12.1 million for the three months ended March 31, 2015 and 2014, respectively. Proceeds are recorded at fair value and amounted to $9.0 million and $21.2 million for the three months ended March 31, 2015 and 2014, respectively. Proceeds consist of a receivable due from the factor. Cash received from the factor is recorded as a reduction of the receivable due from the factor. The related outstanding balances due from the factor were $10.0 million and $10.4 million as of March 31, 2015, and December 31, 2014, respectively, and are included in other receivables on the accompanying condensed consolidated balance sheets. The related losses on the sale were $0.03 million and $0.04 million for the three months ended March 31, 2015, and 2014, respectively, and is included are interest expense on the accompanying condensed consolidated statements of operations.

14. Short Term Debt

Short-term debt consists of unsecured lines of credit held by Tecnonet, the Company's Italian Network Integration subsidiary. As of March 31, 2015 and December 31, 2014 short-term debt totaled $2.1 million and $5.4 million, respectively. Short-term debt bears interest ranging from 1.8% to 2.5%, and the weighted average interest rate was approximately 2.1% as of March 31, 2015 and December 31, 2014, respectively. These obligations are incurred and settled in local currencies of the respective subsidiaries.

15. Share Repurchase

On August 15, 2013, the Company's Board of Directors approved a repurchase of shares of the Company's Common Stock in an amount up to $7.0 million under a share repurchase plan that expired on May 14, 2014. From August 15, 2013, through December 31, 2014, the Company purchased 127,510 shares at a total cost of approximately $1.3 million. No shares were repurchased during the three months ended March 31, 2014, under this plan.

On December 16, 2014, the Company's Board of Directors approved a repurchase of shares of the Company's Common Stock in an amount up to $8.0 million under a share repurchase plan that expires on November 13, 2015. The Company repurchased 357,085 shares at a total cost of approximately $3.6 million under this share repurchase plan through March 31, 2015. As of March 31, 2015, the Company had remaining authority to repurchase shares up to an additional $4.4 million under the share repurchase plan prior to its expiration. Since April 1, 2015 the Company repurchased 58,495 shares at a total cost of approximately $0.4 million under this Stock Repurchase Program through May 6, 2015. The Company has repurchased a total of 415,580 shares at a total cost of approximately $4.0 million under this share repurchase plan through May 6, 2015, leaving remaining authority to repurchase shares up to an additional $4.0 million under this Stock Repurchase Program prior to its expiration.

16. Income Taxes

The following table provides details of income taxes for the three months ended March 31, 2015 and 2014 (in thousands, except percentages):

	2015	2014
Loss before provision for income taxes	$(880)	$(3,966)
Provision for income taxes	188	251
Effective tax rate	(21)%	(6)%

The effective tax rate fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. The income tax expense of $0.2 million on our loss before provision for income taxes of $0.9 million for the three months ended March 31, 2015, is due to income tax associated with our foreign subsidiaries that do not benefit from our federal net operating loss carryforwards.

During the three months ended March 31, 2015, management determined that it no longer met the criteria for indefinite reinvestment of the undistributed earnings of its foreign subsidiaries. As a result, the Company recorded a provision for deferred tax liability related to foreign earnings to the U.S. in the amount of $8.1 million and a corresponding reduction in the deferred tax valuation allowance of $8.1 million; the change had no impact on the Company's effective income tax rate for the period ended March 31, 2015.

As of December 31, 2014, MRV had federal, state, and foreign net operating loss ("NOLs") carryforwards available of $179.7 million, $100.7 million, and $97.3 million, respectively. Additionally, the Company had capital loss carryforwards of $110.5 million and $24.0 million for federal and state tax purposes, respectively as of December 31, 2014. The capital loss carry-forwards, which were generated by the sale of Source Photonics, expire at the end of 2015. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry-forwards existing at that time could be limited. As of December 31, 2014 and March 31, 2015, the Company has recorded a valuation allowance against its net deferred tax asset which includes its US federal and state NOLs.

17. Subsequent Event

On April 2, 2015, MRV Communications Americas, Inc. (the “Tenant”), a subsidiary of the Company, exercised its option to extend the lease term for its office space located in Chelmsford, MA through August 31, 2020. The average yearly basic rent under the amended lease (the “Amended Lease”) is approximately $0.3 million, and the Company guarantees the Tenant’s obligations under the Amended Lease. The Tenant retains an option to extend the Amended Lease for one period of five years in accordance with the terms of the original lease. Subject to the payment of a termination fee and provided that the Tenant is not in default under the Amended Lease, the Tenant has the option to terminate the Amended Lease effective August 31, 2018 by giving notice to the landlord prior to December 1, 2017. Pursuant to the Amended Lease, the Tenant was provided an allowance to be contributed by the landlord towards certain approved expenses related to tenant improvements. In the event that the tenant improvements are completed for approved expenses that are less than the allowance, up to approximately $0.2 million of the allowance may be used as a rent abatement, and as a result would be amortized as a reduction to rent expense over the life of the lease.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q, and Items 6, 7 and 8 of our 2014 Form 10-K. The discussion in this Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may qualify for the safe harbor provided for in Section 21E of the Exchange Act. We generally identify forward-looking statements as statements other than statements of historical fact and by use of such terms as “anticipate,” “appear,” “believe,” “contemplate,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “plan,” “project,” “target,” “foresee,” “goal,” “likely,” “will,” and “would,” or similar statements.

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

In light of the risks and uncertainties inherent whenever matters or events expected to occur or not occur in the future are discussed, there can be no assurance that the forward-looking information contained in this Form 10-Q will in fact transpire or prove to be accurate.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by this introduction. In light of the risks and uncertainties in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. Revenue and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-Q for the reasons detailed in Item 1A “Risk Factors” of Part I on the Company's 2014 Form 10-K and as set forth in item 1A of Part II of this Form 10-Q. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date of this Form 10-Q. The Company undertakes no obligation to amend this Form 10-Q or revise publicly these forward-looking statements (other than pursuant to requirements imposed on registrants pursuant to Item 1A under Part II of Form 10-Q) to reflect subsequent events or circumstances.  Readers should also carefully review the risk factors described in other documents the Company files from time to time with the SEC and the cautionary statements contained in our press releases when we provide forward-looking information.

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

Our business involves reliance on foreign-based offices. Some of our business units, outside subcontractors and suppliers are located in foreign countries, including Argentina, Australia, Canada, Denmark, Germany, Israel, Italy, Netherlands, Philippines, Poland, Russia, Taiwan, Thailand, and the United Kingdom. For the three months ended March 31, 2015 and 2014, revenue generated at foreign countries constituted 74% and 70% of our total revenue, respectively. The majority of our foreign sales are to customers located in the European region, with the remaining foreign sales primarily to customers in the Asia Pacific region.

As of March 31, 2015, the Company had $14.2 million in cash and cash equivalents, $0.2 million in restricted time deposits, and $2.1 million in short-term debt.

Critical Accounting Policies

Management's Discussion and Analysis of the Company's financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

The preparation of these financial statements requires management to make estimates, assumptions and judgments that can affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management believes that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and considers these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes. These policies require that we make estimates in the preparation of our financial statements as of a given date.

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

Concentration of Credit Risk.    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents placed with financial institutions and accounts receivable due from customers. We perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses.

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

Income Taxes. As part of the process of preparing our annual financial statements, we estimate the income taxes in each of the jurisdictions in which we operate based on the estimated annual effective tax rate by jurisdiction. In addition, as part of the preparation of our interim financial statements, management estimates income taxes based on the estimated annual effective tax rate in each of the various tax jurisdictions in which we operate that do not have a full valuation allowance. The most significant factors impacting the estimated tax rate is the source of taxable income among the various tax jurisdictions in which we operate. As a result, changes in the estimated annual effective rate can occur in subsequent interim periods and such changes could be material. This process involves estimating the current income tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for income tax and accounting purposes. These differences result in deferred income tax assets and liabilities, which are included in our Condensed Consolidated Balance Sheets. We assess the likelihood that our deferred income tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the income tax provision in the Condensed Consolidated Statements of Operations.

We utilize significant management judgment to determine the provision for income taxes, deferred income tax assets and liabilities, including uncertain tax positions, and any valuation allowance recorded against net deferred income tax assets. Management periodically evaluates the deferred income tax assets as to whether it is likely that the deferred income tax assets will be realized. We establish a valuation allowance on the deferred income tax asset at the time we determine the asset is not likely to be realized. If we later determine that it is more-likely-than-not that a deferred tax asset will be realized, we release the valuation allowance and record a credit within the Condensed Consolidated Statements of Operations.

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

For further information around our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the Euro, the Taiwan dollar and the Israeli new shekel. For the three months ended March 31, 2015 and 2014, 86% and 78% of external revenue, respectively, and 44% and 41% of operating expenses, respectively, were generated and incurred at foreign subsidiaries. The Israeli new shekel strengthened 3% against the U.S. dollar in three months ended March 31, 2015, compared to a weakening of 1% against the U.S. Dollar in the three months ended March 31, 2014. The Euro weakened 10% against the U.S. dollar in the three months ended March 31, 2015, compared to a strengthening of 1% against the U.S. Dollar in the three months ended March 31, 2014. The Company's Taiwan subsidiary, Appointech, Inc., is included in Network Equipment that also includes our Optical Communications Systems ("OCS") division. Relative to OCS, the revenues and related operating gross profit and operating expenses are not material and the change in foreign currency did not have a material impact on the results for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. Additional discussion of foreign currency risk and other market risk is included in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Certain revenue information is presented on a constant currency basis. The company supplementally presents this revenue information because it believes doing so facilitates a comparison of its operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. The company calculates constant currency revenue growth by comparing current-period revenues to prior-period revenues with both periods converted at the U.S. Dollar/local currency average foreign exchange rate for each month of the prior period for the currencies in which we do business.

Management Discussion Snapshot

The following table sets forth, for the periods indicated, certain consolidated Statements of Operations data (dollars in thousands):

	Three months ended March 31,
	2015		2014
	$	% (1)	$	% (1)

Revenue (1) (2)	$38,773	100%	$42,318	100%
Network Equipment	22,276	57	22,319	53
Network Integration	16,588	43	20,053	47

Gross profit (3)	$13,876	36	$13,251	31
Network Equipment	11,544	52	10,759	48
Network Integration	2,331	14	2,490	12

Operating expenses (4)	$14,687	38	$17,100	40
Network Equipment	11,743	53	13,598	61
Network Integration	1,826	11	1,645	8

Operating income (loss) (3) (4)	$(811)	(2)	$(3,849)	(9)
Network Equipment	(198)	(1)	(2,839)	(13)
Network Integration	505	3	845	4

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

Three months ended March 31, 2015 Compared to the Three months ended March 31, 2014

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended March 31:	2015	2014	$ Change	% Change	% Change constant currency (1)
Network Equipment	$22,276	$22,319	$(43)	—%	—%
Network Integration	16,588	20,053	(3,465)	(17)	1
Before intersegment adjustments	38,864	42,372	(3,508)	(8)	—
Intersegment adjustments (2)	(91)	(54)	(37)	69	69
Total	$38,773	$42,318	$(3,545)	(8)%	—%

___________________________________

(1)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2)	Adjustments represent the elimination of intersegment revenue.

Consolidated revenue for the three months ended March 31, 2015 decreased $3.5 million, or 8%, compared to the three months ended March 31, 2014, due to a $3.5 million, or 17%, decrease in Network Integration revenue. Consolidated revenue would have been $3.6 million, or 9% higher for the three months ended March 31, 2015 had foreign currency exchange rates remained the same as they were for the three months ended March 31, 2014, with the unfavorable exchange primarily occurring within the Network Integration segment.

Network Equipment.    Revenue generated from the Network Equipment segment decreased $0.04 million, or 0.2%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The decrease is primarily due to lower product revenues that were almost equally offset by higher service revenue volume in the same period. Revenues for our optical transport and out-of-band products increased in the first quarter of 2015 compared to same period in the prior year, which was offset by a decrease in network infrastructure management and carrier Ethernet networking. Geographically, the decrease in revenues was attributable to lower sales in the United States and Europe. In Asia Pacific, there was increased order volume over the same period in the prior year from a Tier One carrier. In Latin America, we experienced increased order volume from some of our larger South American customers. The foreign exchange impact to Network Equipment revenue is not material because Appointech, which is a minor part of this segment, is the only business unit subject to foreign exchange fluctuations.

The following table summarizes Network Equipment revenue by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended March 31:	2015	2014	$ Change	% Change
Revenue, excluding intersegment sales:
United States	$10,251	$12,856	$(2,605)	(20)%
Americas (Excluding the U.S.)	2,763	556	2,207	397
Europe	4,228	6,526	(2,298)	(35)
Asia Pacific	4,943	2,327	2,616	112
Total external sales	22,185	22,265	(80)	—
Sales to Network Integration:
Europe	91	54	37	69
Total intersegment sales	91	54	37	69
Total Network Equipment revenue	$22,276	$22,319	$(43)	—%

Network Integration.    Revenue generated from the Network Integration segment decreased $3.5 million, or 17%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The $3.5 million decrease in revenue was primarily due to a $2.6 million, or 22%, decrease in product revenue and a $0.9 million, or 10%, decrease in service revenues at Tecnonet. The decreases in product and service revenues at Tecnonet were primarily attributable to the fluctuation in the Euro. Network Integration segment revenue would have been $3.6 million, or 22%, higher for the three months ended March 31, 2015 had foreign exchange rates remained the same as they were in the three months ended March 31, 2014 and therefore would have exceeded revenues for the three months ended March 31, 2014 by $0.2 million or 1%.

Gross Profit

The following table summarizes gross profit by segment (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended March 31:	2015	2014	$ Change	% Change	% Change constant currency (1)
Network Equipment	$11,544	$10,759	$785	7%	7%
Network Integration	2,331	2,490	(159)	(6)	14
Before intersegment adjustments	13,875	13,249	626	5	9
Adjustments (2)	1	2	(1)	(50)	50
Total	$13,876	$13,251	$625	5%	9%

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

Consolidated gross profit increased $0.6 million, or 5%, in the three months ended March 31, 2015, compared to the three months ended March 31, 2014, principally due to a 4.5 percentage point increase in consolidated gross margins offset by the 8% decrease in consolidated revenues. Consolidated gross margin for the three months ended March 31, 2015, was 35.8% compared to 31.3% for the three months ended March 31, 2014. The 4.5 percentage point increase was primarily due to the shift of segment revenue mix toward a higher percentage of total revenue coming from the Network Equipment segment which has higher gross margins than the Network Integration segment. Consolidated gross profit would have been $0.5 million, or 4%, higher for the three months ended March 31, 2015 had foreign exchange rates remained the same as they were in the three months ended March 31, 2014.

Network Equipment.  Gross profit for the Network Equipment segment increased $0.8 million, or 7%, in the three months ended March 31, 2015, compared to the three months ended March 31, 2014, principally due to a $0.6 million, or 62%, increase in service revenue gross profit and a $0.1 million, or 1%, increase in product revenue gross profit. The gross profit margin for service revenues increased 13.8 percentage points to 62.3% for the three months ended March 31, 2015 compared to 48.5% for the three months ended March 31, 2014, while the gross profit margin for product revenues increased 2.2 percentage points to 50.4% for the three months ended March 31, 2015 compared to 48.2% for the three months ended March 31, 2014. The increase in product revenue gross profit margins were primarily due to lower labor and overhead costs arising from a shift to increased contract manufacturing, while the increase in service revenue gross profit margin is primarily related to the change in the mix between technical support services and advanced services as well as due to the timing of support service contracts initiations and renewals. The foreign exchange impact to Network Equipment gross profit is not material because Appointech, which is a minor part of this segment, is the only business unit subject to foreign exchange fluctuations.

Network Integration.  Gross profit for Network Integration decreased $0.2 million, or 6%, in the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to the $3.5 million, or 17%, decrease in Network Integration revenue. Gross margin for the three months ended March 31, 2015 was 14.1%, compared to 12.4% for the three months ended March 31, 2014, primarily due to an improvement in service revenue gross margins. Network Integration gross profit would have been $0.5 million, or 21%, higher for the three months ended March 31, 2015 had foreign exchange rates remained the same as they were in the three months ended March 31, 2014.

Operating Expenses

The following table summarizes operating expenses by segment (dollars in thousands):

			(Favorable)/Unfavorable
Three months ended March 31:	2015	2014	$ Change	% Change	% Change constant currency (1)
Network Equipment	$11,743	$13,598	$(1,855)	(14)%	(14)%
Network Integration	1,826	1,645	181	11%	36%
Total segment operating expenses	13,569	15,243	(1,674)	(11)%	(8)%
Corporate unallocated operating expenses and adjustments (2)	1,118	1,857	(739)	(40)%	(40)%
Total	$14,687	$17,100	$(2,413)	(14)%	(12)%

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

Consolidated operating expenses were $14.7 million, or 38% of revenue, for the three months ended March 31, 2015, compared to $17.1 million, or 40% of revenue, for the three months ended March 31, 2014, a decrease of $2.4 million, or 14%. The decrease was primarily due to a decrease in the Network Equipment segment expenses of $1.9 million, and a $0.7 million decrease of Corporate unallocated operating expenses as discussed below, offset by an increase of $0.2 million in Network Integration segment expenses. Consolidated operating expenses would have been $0.4 million, or 3%, higher for the three months ended March 31, 2015 had foreign exchange rates remained the same as they were in the three months ended March 31, 2014.

Network Equipment.    Operating expenses in the Network Equipment segment for the three months ended March 31, 2015 were $11.7 million, or 53% of revenue, compared to $13.6 million, or 61% of revenue in three months ended March 31, 2014. The $1.9 million, or 14%, decrease in operating expenses was primarily due to a $0.4 million decrease in salaries and wages due to open positions, a $0.4 million decrease in salaries for sales support teams due to the restructuring of the teams, a $0.5 million decrease in general and administrative labor due to reduced labor costs due to efficiencies gained from reduced employee turnover and $0.5 million decrease in travel and related expenses. The foreign exchange impact to Network Equipment operating expenses is not material because Appointech, which is a minor part of this segment, is the only business unit subject to foreign exchange fluctuations.

Network Integration.    Operating expenses in the Network Integration segment for the three months ended March 31, 2015, were $1.8 million, or 11% of revenue, compared to $1.6 million, or 8% of revenue, for the three months ended March 31, 2014. The $0.2 million, or 11%, increase was mainly due to $0.4 million increase in legal fees, offset by a $0.2 million decrease in sales labor and commission costs. Network Integration operating expenses would have been $0.4 million, or 23%, higher for the three months ended March 31, 2015 had foreign exchange rates remained the same as they were in the three months ended March 31, 2014.

Corporate. Operating expenses for Corporate were $1.1 million, or 3% of revenue, for the three months ended March 31, 2015, compared to $1.9 million, or 4% of revenue, for the three months ended March 31, 2014, a decrease of $0.7 million, or 40%. The decrease was primarily related to a decrease in general and administrative charges, as the prior year period was burdened by $0.4 million in warrant revaluation charges, and $0.3 million in professional fees for financial advisory and legal fees. The foreign exchange fluctuations do not impact Corporate operating expenses as the business unit is not subject to foreign exchange fluctuations since its reporting currency is U.S. dollars.

Operating Income (Loss)

The following table summarizes operating income (loss) by segment (in thousands):

			Favorable/(Unfavorable)
Three months ended March 31:	2015	2014	$ Change	% Change	% Change constant currency(1)
Network Equipment	$(198)	$(2,839)	$2,641	(93)%	(93)%
Network Integration	505	845	(340)	(40)	(31)
Total segment operating income (loss)	307	(1,994)	2,301	(115)	(120)
Corporate unallocated and adjustments (2)	(1,118)	(1,855)	737	40	(40)
Total	$(811)	$(3,849)	$3,038	(79)%	(81)%

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

Network Equipment.   Network Equipment reported an operating loss of $0.2 million for three months ended March 31, 2015, compared to an operating loss of $2.8 million for the three months ended March 31, 2014. The $2.6 million change in operating results was primarily a result of the $1.9 million decrease in operating expenses discussed above along with the $0.8 million increase in gross profit. Network Equipment operating margin was (0.9)% and (13)% for the three months ended March 31, 2015 and 2014, respectively.

Network Integration.   Network Integration reported operating income of $0.5 million for the three months ended March 31, 2015, compared to operating income of $0.8 million for three months ended March 31, 2014. The $0.3 million, or (40)% decrease was primarily a result of $0.2 million increase in operating expenses and the $0.2 million decrease in gross profit. Network Integration operating margin was 3% and 4% for the three months ended March 31, 2015 and 2014, respectively.

Interest Expense and Other Expense, Net

Interest expense was $0.05 million for the three months ended March 31, 2015, compared to $0.15 million for the three months ended March 31, 2014. Other expense, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions.

Provision for Income Taxes

The tax provision for the three months ended March 31, 2015, and 2014, were $0.2 million and $0.3 million, respectively, and were computed based on an estimated annual effective tax rate for the Company in each of the various tax jurisdictions we operate that do not have a full valuation allowance. Our income tax provision fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. The income tax expense of $0.2 million on the loss before provision for income taxes of $0.9 million for the three months ended March 31, 2015, is due to income tax associated with our foreign subsidiaries that do not benefit from our federal net operating loss carryforwards.
During the three months ended March 31, 2015, management determined that it no longer met the criteria for indefinite reinvestment of foreign earnings. As a result, the Company recorded a provision for deferred tax liability related to the repatriation of earnings to the U.S. in the amount of $6.4 million, offset by the recording of a $6.4 million partial release of the Company's U.S. deferred tax valuation allowance.

Tax Loss Carryforwards

As of December 31, 2014, MRV had federal, state, and foreign net operating loss ("NOLs") carryforwards available of $179.7 million, $100.7 million, and $97.3 million, respectively. Additionally, the Company had capital loss carryforwards of $110.5 million and $24.0 million for federal and state tax purposes, respectively as of December 31, 2014. The capital loss carry-forwards, which were generated by the sale of Source Photonics, expire at the end of 2015. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry-forwards existing at that time could be limited. As of March 31, 2015, the US federal and state NOLs had a full valuation allowance.

Liquidity and Capital Resources

During the three months ended March 31, 2015, the Company's cash decreased $8.2 million to $14.2 million from $22.4 million. Our cash outflows included a net loss of $1.1 million adjusted for non-cash expenses of $0.7 million, which included depreciation and amortization, share-based compensation, provision for doubtful accounts, deferred taxes and a gain on disposition of property and equipment to arrive at total $0.3 million net loss adjusted for non-cash expenses. In addition, there were net cash outflows from working capital of approximately $0.7 million, primarily consisting of a $0.7 million increase in other assets, a $0.6 million increase in accounts receivable due to increased factoring of receivables at Tecnonet and a $1.7 million decrease in inventory due to timing of shipments offset by a $1.2 million decrease in accounts payable due to an decrease in materials purchased. Net cash used in investing activities included $0.3 million in purchases of property, plant, and equipment. Net cash used in financing activities included $3.6 million used to purchase shares of the Company's common stock, partially offset by $0.1 million proceeds received from stock option exercises, payments on short-term debt of $5.5 million at Tecnonet, partially offset by additional borrowings of $2.7 million, at Tecnonet.

We periodically review our capital position and consider returning capital to stockholders through special dividends or share repurchases when cash on hand exceeds our foreseeable cash needs. We also periodically review the capital needs of our business units. We plan to invest approximately $3.0 million over the next 12 months to upgrade our infrastructure and equipment needed to support the Company's growth objectives in the carrier Ethernet and optical transport markets among others. The nature of the Tecnonet business requires significant levels of working capital to finance the longer term receivables and the extended acceptance periods for its larger customers. The financing for its working capital needs is partially met through the use of factoring certain receivables. Tecnonet has minimal capital requirements and does not conduct research and development. Therefore, we do not anticipate Tecnonet's business to require significant investment to support our strategic objectives in the Italian information technology market. We believe that cash on hand and existing financing will be sufficient to satisfy current operating needs, capital expenditures, and product development and engineering requirements for at least the next 12 months. We may seek to obtain additional debt or equity financing if we believe it appropriate. We may limit our ability to use available NOLs and capital loss carryforwards if we seek financing through issuance of additional equity securities.

The following table summarizes MRV's cash position, including cash and cash equivalents, restricted time deposits and our short-term debt position (in thousands):

	March 31, 2015	December 31, 2014
Cash
Cash and cash equivalents	$14,215	$22,422
Restricted time deposits	224	235
	14,439	22,657
Short-term debt	2,116	5,402
Cash in excess of debt	$12,323	$17,255
Ratio of cash to debt (1)	6.8	4.2

(1)	Determined by dividing total cash by total debt.

Short-term Debt

Our short-term debt is related to Tecnonet, our Italian Network Integration subsidiary. Customer accounts receivables of Tecnonet have been pledged as collateral on the related borrowings.

The following table summarizes our short-term debt (in thousands):

	March 31, 2015	December 31, 2014	Increase (decrease)
Lines of credit secured by accounts receivable	$2,116	$5,402	$(3,286)

The $3.3 million decrease in short-term debt at March 31, 2015 compared to December 31, 2014, includes additional borrowings of $2.7 million, offset by payments of $5.5 million and the impact of changes in foreign currency exchange rates.

Working Capital

The following table summarizes our working capital position (in thousands).

	March 31, 2015	December 31, 2014
Current assets	$91,570	$105,412
Current liabilities	51,250	58,331
Working capital	$40,320	$47,081
Current ratio (1)	1.8	1.8

(1)	Determined by dividing total current assets by total current liabilities.

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

Contractual Obligations

During the three months ended March 31, 2015, there were no material changes in our contractual obligations.

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

Market risk represents the risk of loss that may impact our Condensed Consolidated Financial Statements through adverse changes in financial market prices and rates and inflation. Our market risk exposure results primarily from fluctuations in foreign exchange and interest rates. We manage our exposure to these market risks through our regular operating and financing activities and, in certain instances, through the use of derivative financial instruments. These derivative instruments are used to manage risks of volatility in interest and foreign exchange rate movements on certain assets, liabilities or anticipated transactions and create a relationship in which gains or losses on derivative instruments are expected to counter-balance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. As of March 31, 2015, we did not have any such derivative financial instruments outstanding.

Interest Rates.    Our investments and short-term borrowings expose us to interest rate fluctuations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Through certain foreign offices, and from time to time, we enter into interest rate swap contracts. As of March 31, 2015, we did not have any interest rate swap contracts outstanding. The economic purpose of entering into interest rate swap contracts is to protect our variable interest debt from significant interest rate fluctuations.

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

Through certain foreign offices, and from time to time, we enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to accounts receivable or purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than three months. As of March 31, 2015, we did not have any foreign exchange contracts outstanding.

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

When we translate the financial position and results of operations of subsidiaries with functional currencies other than the U.S. dollar, we recognize a translation gain or loss as a component of other comprehensive income (loss). Approximately 51.0% and 61.0% of our cost of sales and operating expenses are reported by these subsidiaries for the three months ended March 31, 2015 and 2014, respectively. These currencies were generally weaker against the U.S. dollar for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, so revenues and expenses in these countries translated into fewer dollars than they would have in the same period in 2014. For the three months ended March 31, 2015, we had approximately:

•	$16.1 million in cost of goods and operating expenses recorded in euros;

•	$0.2 million in cost of goods and operating expenses recorded in Taiwan dollars.

Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during the three months ended March 31, 2015, our costs would have increased to approximately:

•	$17.7 million cost of goods and operating expenses recorded in euros;

•	$0.3 million in cost of goods and operating expenses recorded in Taiwan dollars.

Fluctuations in currency exchange rates of foreign currencies have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements. The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands).

	March 31, 2015	December 31, 2014
U.S. dollars	$8,366	$15,375
Euros	3,629	5,089
Taiwan dollars	27	137
Israeli new shekels	1,264	1,110
Other	929	711
Total cash and cash equivalents	$14,215	$22,422

Macro-economic uncertainties.  We believe that the past few years of sustained softness in the global economy has affected our revenues and operating results, particularly in the Italian market.  When economic uncertainties increase, our customers often take a more cautious approach in their capital expenditures, resulting in order delays, slowing deployments, and lengthening sales cycles. This may lead to increased competition for projects and price pressures resulting in lower gross margins. Although we started to see an improvement in market conditions in the latter part of 2013 and into 2014, such market opportunities and dynamics are in their early stages, and it remains uncertain as to their current and long term effect on our business. Despite these economic uncertainties, we believe that our customers need to continue investing in their networks to meet the growth in consumer and enterprise use of high-bandwidth communications services.  We believe in our longer term market opportunities, but we are uncertain how long the downturn in economic conditions will continue and how our customers will interpret and react to market conditions.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2014 Form 10-K. These material weaknesses include the inadequate design of internal controls over the accounting for revenue in our Italian subsidiary, Tecnonet and over the utilization of spreadsheets in the reconciliation and review process supporting certain account balances within the consolidated financial statements.

As described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2014, we identified a material weakness in internal controls over financial reporting related to the inadequate design of internal controls over the accounting for revenue in its Italian subsidiary, Tecnonet. Specifically, due to the Tecnonet personnel’s insufficient knowledge of the U.S. GAAP requirements related to maintenance of adequate documentation in support of certain revenue transactions, the Company did not have adequate controls in place to ensure that revenue was properly deferred in accordance with the U.S. GAAP requirements to enable appropriate revenue recognition. Over the past quarter, we have started to implement several measures, including developing new policies and comprehensive checklists and additional documentation requirements for such sales and implementing monitoring and review procedures to ensure that transactions requiring revenue deferral are identified, evaluated, and properly recognized.

As described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2014, we also identified a material weakness in internal controls over financial reporting related to the inadequate design and operating effectiveness of internal controls over the utilization of spreadsheets in the reconciliation and review process supporting certain account balances within the consolidated financial statements. Over the past quarter, we have started to implement several measures, including working with business areas to identify our large and complex material spreadsheets and implementing policy guidelines regarding access control, version control, input, security and integrity of data, change management, overall analytics and segregation of duties over those spreadsheets.

Notwithstanding the ineffectiveness of our disclosure controls and procedures and the material weakness in our internal control over financial reporting that existed as of that date as described above, management believes that the consolidated interim unaudited financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented and that this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Except as noted in the preceding paragraphs of this Item 4, there was no change in our internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2014, a former customer of Tecnonet S.p.A.(Tecnonet), the Company's Italian subsidiary, filed a claim in an Italian civil court alleging that Tecnonet, and two of its third-party subcontractors, breached certain supply agreements with the customer, entered into between 2009 and 2011, by failing to have performed the contracted services. The plaintiff further alleges that Tecnonet was aware, at the time of entering into the supply agreements, that the customer’s managing director had a conflict of interest involving the subcontractors. The plaintiff is claiming damages and restitution from Tecnonet and the subcontractors, jointly and severally, of approximately $3.0 million in the aggregate, plus costs. Management believes it has accrued adequate reserves for this matter and does not expect the matter to have a material adverse effect on its business or financial condition. However, depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on the Company’s operating results.

Nhan T. Vo, individually and on behalf of other aggrieved employees vs. the Company, Superior Court of California, County of Los Angeles. On June 27, 2013, the plaintiff in this matter filed a lawsuit against the Company alleging claims for failure to properly pay overtime or provide meal and rest breaks to its non-exempt employees in California, among other things. The complaint seeks an unspecified amount of damages and penalties under provisions of the Labor Code, including the Labor Code Private Attorneys General Act. The Company has filed an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. The Company is currently in the discovery phase of this case.  Management believes it has accrued adequate reserves for this matter and does not expect the matter to have a material adverse effect on its business or financial condition. However, depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on the Company’s operating results.

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

There have been no material changes in the Company's risk factors that have been previously disclosed in Part I, Item 1A of the Company's 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On August 15, 2013, the Company's Board of Directors approved a repurchase of shares of Common Stock of the Company in an amount up to $7.0 million under a share repurchase plan that expired on May 14, 2014. From August 15, 2013, through December 31, 2014, the Company purchased 127,510 shares at a total cost of approximately $1.3 million. No shares were repurchased during the three months ended March 31, 2014, under this plan.

On December 16, 2014, the Company's Board of Directors approved a repurchase of shares of Common Stock of the Company in an amount up to $8.0 million under a share repurchase plan that expires on November 13, 2015. The Company had no share repurchases settle under this program through December 31, 2014. The Company repurchased 357,085 shares at a total cost of approximately $3.6 million under this share repurchase plan through March 31, 2015. As of March 31, 2015, the Company had remaining authority to repurchase shares up to an additional $4.4 million under this share repurchase plan prior to its expiration.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum amount remaining for purchase under the repurchase plan
January 1, 2015 to January 31, 2015	284,172	$10.39	284,172	$5,046,884
February 1, 2015 to February 28, 2015	14,483	$10.01	14,483	$4,901,950
March 1, 2015 to March 31, 2015	58,430	$8.43	58,430	$4,409,205
Total	357,085	$10.06	357,085

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2015.

MRV COMMUNICATIONS, INC.

By: /s/ Mark J. Bonney
Mark J. Bonney
Chief Executive Officer
Principal Executive Officer

By: /s/ Stephen G. Krulik
Stephen G. Krulik
Chief Financial Officer
Principal Financial and Accounting Officer