Form 10-Q
period 2015-06-30
MRV COMMUNICATIONS INC
filed 2015-08-10
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________
FORM 10-Q
________________________

[x]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ______________

Commission file number: 001-11174

MRV COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1340090
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

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

As of August 7, 2015, 6,959,414 shares of Common Stock of MRV Communications, Inc. were outstanding.

MRV Communications, Inc.

Form 10-Q for the Quarter Ended June 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.         Condensed Consolidated Financial Statements

MRV Communications, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Product revenue	$31,156	$30,671	$59,487	$62,215
Service revenue	11,558	12,453	22,000	23,227
Total revenue	42,714	43,124	81,487	85,442
Cost of Revenue:
Cost of product	20,072	19,210	37,835	40,112
Cost of services	7,550	9,132	14,684	17,297
Total cost of revenue	27,622	28,342	52,519	57,409
Gross profit	15,092	14,782	28,968	28,033
Operating expenses:
Product development and engineering	5,310	5,392	10,435	10,970
Selling, general and administrative	8,979	10,516	18,541	22,038
Total operating expenses	14,289	15,908	28,976	33,008
Operating Income (loss)	803	(1,126)	(8)	(4,975)
Interest expense	(50)	(40)	(99)	(190)
Other expense, net	(281)	(420)	(301)	(387)
Income (loss) before provision for income taxes	472	(1,586)	(408)	(5,552)
Provision for income taxes	752	681	940	932
Net Loss	$(280)	$(2,267)	$(1,348)	$(6,484)

Net loss per share — basic	$(0.04)	$(0.31)	$(0.19)	$(0.89)
Net loss per share — diluted	$(0.04)	$(0.31)	$(0.19)	$(0.89)

Weighted average number of shares:
Basic	6,988	7,360	7,059	7,322
Diluted	6,988	7,360	7,059	7,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net Loss	$(280)	$(2,267)	$(1,348)	$(6,484)
Other comprehensive loss, net of tax
Foreign currency translation gain (loss)	473	(123)	(2,184)	(166)
Total comprehensive Income (loss)	$193	$(2,390)	$(3,532)	$(6,650)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)
(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$13,516	$22,422
Restricted time deposits	194	235
Accounts receivable, net	43,118	43,513
Other receivables	10,924	11,012
Inventories, net	17,316	21,683
Income taxes receivable	—	558
Deferred income taxes	670	535
Other current assets	6,004	5,454
Total current assets	91,742	105,412
Property and equipment, net	4,605	4,890
Deferred income taxes	1,777	2,105
Intangible asset, net	1,275	1,364
Other assets	653	801
Total assets	$100,052	$114,572

Liabilities and stockholders' equity
Current liabilities:
Short-term debt	$—	$5,402
Deferred consideration payable	233	233
Accounts payable	23,242	24,327
Accrued liabilities	14,732	14,545
Deferred revenue	13,394	13,527
Other current liabilities	408	297
Total current liabilities	52,009	58,331
Other long-term liabilities	4,623	5,271
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 16,000 shares
Issued — 8,318 shares in 2015 and 8,242 shares in 2014
Outstanding — 6,993 shares in 2015 and 7,386 in 2014	270	270
Additional paid-in capital	1,285,015	1,284,483
Accumulated deficit	(1,221,840)	(1,220,492)
Treasury stock — 1,325 shares in 2015 and 856 shares in 2014	(14,962)	(10,412)
Accumulated other comprehensive loss	(5,063)	(2,879)
Total stockholders' equity	43,420	50,970
Total liabilities and stockholders' equity	$100,052	$114,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,348)	$(6,484)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,106	1,128
Share-based compensation expense	457	475
Provision for doubtful accounts	29	(43)
Deferred income taxes	310	365
Changes in operating assets and liabilities:
Accounts and other receivables	(1,849)	551
Inventories	2,341	(4,902)
Other assets	(312)	(2,773)
Accounts payable	393	4,163
Accrued liabilities	525	(1,857)
Income tax payable	401	—
Deferred revenue	272	3,230
Other current liabilities	(533)	—
Net cash provided by (used in) operating activities	1,792	(6,147)
Cash flows from investing activities:
Purchases of property and equipment	(769)	(1,176)
Proceeds from sale of property and equipment	9	—
Release of restricted time deposits	41	(1)
Net cash used in investing activities	(719)	(1,177)
Cash flows from financing activities:
Proceeds from exercise of stock options	78	—
Purchase of treasury shares	(4,551)	—
Borrowings on short-term debt	2,710	12,392
Payments on short-term debt	(7,677)	(10,297)
Shares repurchased for tax withholdings on vesting of restricted stock awards	—	(54)
Net cash (used in) provided by financing activities	(9,440)	2,041
Effect of exchange rate changes on cash and cash equivalents	(539)	12
Net decrease in cash and cash equivalents	(8,906)	(5,271)
Cash and cash equivalents, beginning of period	22,422	27,591
Cash and cash equivalents, end of period	$13,516	$22,320

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$62	$145
Cash paid during period for income taxes	$—	$625

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

The condensed consolidated financial statements included herein have been prepared by MRV, and are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, (this “Form 10-Q”) should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, (the “2014 Form 10-K”) filed with the SEC.

In the opinion of MRV's management, the unaudited interim financial information contained herein includes all normal recurring adjustments, necessary to present fairly the financial position of MRV as of June 30, 2015, and the results of its operations and comprehensive loss for the three and six months ended June 30, 2015 and 2014, and its cash flows for the six months ended June 30, 2015 and 2014. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted beginning January 1, 2017. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Management is currently evaluating the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

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

2.	Cash and Cash Equivalents and Restricted Time Deposits

MRV accounts for highly liquid investments with an original maturity of 90 days or less as cash equivalents. Investments with maturities of less than one year are considered short-term and are included on the balance sheet in restricted time deposits. MRV maintains cash balances and investments in qualified financial institutions, and at various times such amounts are in excess of federally insured limits. As of June 30, 2015 and December 31, 2014, the Company's U.S. entities held $7.4 million and $13.3 million, respectively in various U.S. deposit accounts and a money market account. The remaining $6.1 million and $9.1 million, respectively, was held by the Company's foreign subsidiaries in foreign bank deposit accounts.

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

Under the framework, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Management has not elected fair value accounting for its non-financial assets and liabilities.

As of June 30, 2015 and December 31, 2014, the Company had cash equivalents consisting of money market funds of $1.8 million and $10.6 million, respectively, which were classified as Level 1 investments and were quoted at market price. Cash equivalents are included in the condensed consolidated balance sheets as follows (in thousands):

	Cost	Fair Value
June 30, 2015	$1,807	$1,807

December 31, 2014	$10,606	$10,606

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

In November 2014, one of plaintiffs' counsel exercised 152,500 warrants under the 'cashless' exercise provisions contained within the warrant agreement, leaving 97,500 warrants available for future exercise. No additional warrants were exercised during the three and six months ended June 30, 2015.

4.	Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with financial institutions and accounts receivable due from customers. Management believes that the financial institutions holding our cash and cash equivalents have high credit quality. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer's inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. If the financial conditions of MRV's customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future. Accounts receivable are charged off at the point they are considered uncollectible.

The following table summarizes the changes in the allowance for doubtful accounts during the six months ended June 30, 2015 (in thousands):

Balance at beginning of period	$1,758
Charged (reversed) to expense	29
Write-offs, net of amounts recovered	(102)
Foreign currency translation adjustment	(57)
Balance at end of period	$1,628

5.	Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Inventories, net of reserves, consisted of the following (in thousands) at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Raw materials	$3,218	$3,663
Work-in process	656	641
Finished goods	13,442	17,379
Total	$17,316	$21,683

6.	Intangible Assets

Intangible assets, net of amortization totaled $1.3 million and $1.4 million as of June 30, 2015 and December 31, 2014, respectively, consist of intellectual property purchased during the years ended December 31, 2014 and 2013. A portion of these assets, approximating $1.0 million, represents software license agreements and was placed into service as of June 30, 2015. Amortization of intangible assets was $0.06 million and $0.09 million for the three and six months ended June 30, 2015, respectively. There was no amortization recorded for the three and six months ended June 30, 2014. The Company amortizes the cost of the license agreements over their estimated useful lives, which range from three to five years. As of June 30, 2015, intangible assets not yet placed into service totaled approximately $0.4 million, and management anticipates these assets will be placed in service during the quarter ending December 31, 2015.

The following table illustrates the estimated future amortization expense of intangible assets as of June 30, 2015 (in thousands):

Fiscal Year Ending December 31,	Estimated Amortization Expense
2015 - remaining balance	$143
2016	328
2017	280
2018	214
2019	214
Thereafter	96
Total	$1,275

7.	Product Warranty

As of June 30, 2015, and December 31, 2014, MRV's product warranty liability recorded in accrued liabilities was $0.7 million and $0.6 million, respectively. MRV accrues for warranty costs as part of cost of goods sold based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of 90 days to three years.

The following table summarizes the change in product warranty liability during the six months ended June 30, 2015 (in thousands):

Balance at beginning of the period	$616
Accruals for product warranties	114
Balance at end of the period	$730

8.	Net Income (Loss) Per Share

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

Outstanding stock options to purchase 387,286 and 417,433 shares were excluded from the computation of dilutive income (loss) per shares for the three months ended June 30, 2015, and 2014, as they were anti-dilutive because of the net loss.

Outstanding stock options to purchase 366,812 and 346,661 shares were excluded from the computation of dilutive income (loss) per shares for the six months ended June 30, 2015, and 2014, as they were anti-dilutive because of the net loss.

9.	Share-Based Compensation

MRV records share-based compensation expense at fair value. The following table summarizes the impact on MRV's results of operations of recording share-based compensation for the three and six months ended June 30, 2015, and 2014 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of goods sold	$25	$33	$55	$53
Product development and engineering	44	50	93	73
Selling, general and administrative	176	245	309	349
Total share-based compensation expense (1)	$245	$328	$457	$475

(1)	Income tax benefits realized from stock option exercises and similar awards were immaterial in all periods.

During the three and six months ended June 30, 2015, the Company granted 197,848 stock options with a related fair value of $4.16 per option and 71,872 restricted shares with a related fair value $9.63 per share. During the three and six months ended June 30, 2014, the Company granted 173,722 stock options with a related fair value of $7.16 per option and 85,907 restricted shares with a related fair value of $14.40 per share. No stock options or restricted shares were granted during the three months ended March 31, 2015 and 2014. As of June 30, 2015, the total unrecognized share-based compensation balance for unvested options, net of expected forfeitures, was $1.8 million, which is expected to be amortized over a weighted-average period of 2.4 years.

Valuation Assumptions

MRV uses the Black-Scholes option pricing model to estimate the fair value of stock option awards or related modifications. The Black-Scholes model requires the use of subjective and complex assumptions including the option's expected life and the underlying stock price volatility. MRV bases volatility on the Company's historical quoted prices and peer company data. There were no options modified during the three and six months ended June 30, 2015 and 2014.

Six months ended June 30,	2015	2014
Risk-free interest rate	1.7%	2.0%
Dividend yield (1)	—	—
Volatility	43%	51%
Expected life (in years)	5.9	5.9

(1)	As the Company does not pay a dividend on a regular basis, and dividends paid in the past have been special in nature, a dividend rate of zero was used.

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

The following table summarizes revenues by segment, including intersegment revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Network Equipment	$24,536	$21,833	$46,813	$44,152
Network Integration	18,195	21,355	34,783	41,408
Total before intersegment adjustments	42,731	43,188	81,596	85,560
Intersegment adjustments	(17)	(64)	(109)	(118)
Total	$42,714	$43,124	$81,487	$85,442

Network Equipment revenue primarily consists of optical communication systems that include metro ethernet equipment, optical transport equipment, lab automation equipment, out-of-band network equipment, and the related service revenue and components sold as part of system solutions. Network Integration revenue primarily consists of value-added integration and support service revenue, related third-party product sales (including third-party product sales through distribution) and components sold as part of system solutions. Substantially all Network Integration's sales are within Italy.

One customer accounted for $16.9 million and $23.6 million of revenue in the Network Integration segment, or 21% and 28% of total revenue, for the six months ended June 30, 2015, and 2014, respectively. The same customer accounted for $8.7 million and $12.6 million of revenue in the Network Integration segment, or 20% and 29% of total revenue for the three months ended June 30, 2015 and 2014, respectively. The same customer accounted for 9% and 5% of total accounts receivable before allowance for doubtful accounts as of June 30, 2015, and December 31, 2014, respectively.

Another customer accounted for $11.8 million and $14.2 million of revenue in the Network Integration segment, or 14% and 17% of total revenue, for the six months ended June 30, 2015, and 2014, respectively. The same customer accounted for $7.1 million and $7.7 million of revenue in the Network Integration segment, or 17% and 18% of total revenue for the three months ended June 30, 2015 and 2014, respectively. The same customer accounted for 27% and 29% of total accounts receivable before allowance for doubtful accounts as of June 30, 2015, and December 31, 2014, respectively.

The following table summarizes external revenue by geographic region (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
United States	$13,613	$13,555	$23,865	$26,411
Americas (Excluding the U.S.)	1,857	126	4,620	682
Europe	23,494	26,522	44,310	53,101
Asia Pacific	3,750	2,921	8,692	5,248
Total	$42,714	$43,124	$81,487	$85,442

Revenue from external customers attributed to Italy totaled $18.2 million and $21.4 million for the three months ended June 30, 2015 and 2014, respectively. Revenue from external customers attributed to Italy totaled $35.4 million and $41.8 million for the six months ended June 30, 2015 and 2014, respectively. Revenue from external customers attributed to Australia totaled $3.2 million and $2.4 million for the three months ended June 30, 2015 and 2014, respectively. Revenue from external customers attributed to Australia totaled $7.7 million and $4.0 million for the six months ended June 30, 2015 and 2014, respectively.

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

	June 30, 2015	December 31, 2014
Americas	$2,815	$3,078
Europe	1,767	1,786
Asia Pacific	23	26
Total	$4,605	$4,890

The following table provides selected Statement of Operations information by business segment (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Gross profit
Network Equipment	$11,959	$11,185	$23,503	$21,944
Network Integration	3,133	3,598	5,464	6,088
Total before intersegment adjustments	15,092	14,783	28,967	28,032
Corporate unallocated and intersegment adjustments (1)	—	(1)	1	1
Total	$15,092	$14,782	$28,968	$28,033

Depreciation and amortization expense
Network Equipment	$516	$433	$987	$969
Network Integration	31	51	61	100
Corporate	29	20	58	59
Total	$576	$504	$1,106	$1,128

Operating income (loss)
Network Equipment	$520	$(1,503)	$322	$(4,343)
Network Integration	1,533	1,704	2,038	2,550
Total before intersegment adjustments	2,053	201	2,360	(1,793)
Corporate unallocated operating loss and adjustments (1)	(1,250)	(1,327)	(2,368)	(3,182)
Total	$803	$(1,126)	$(8)	$(4,975)

(1) Adjustments reflect the elimination of intersegment revenue and profit in inventory.

The following tables provide selected Balance Sheet and Statement of Cash Flow information by business segment (in thousands):

	Six months ended
	June 30,
	2015	2014
Additions (write-offs) of property and equipment
Network Equipment	$713	$1,019
Network Integration	62	74
Corporate	(6)	83
Total	$769	$1,176

	June 30, 2015	December 31, 2014
Total Assets
Network Equipment	$42,192	$40,664
Network Integration	49,588	56,921
Corporate and intersegment eliminations	8,272	16,987
Total	$100,052	$114,572

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

Management is not aware of any claims under these indemnifications, and accordingly, no liabilities have been recorded for these agreements as of June 30, 2015, and December 31, 2014.

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

In May 2014, a former customer of Tecnonet S.p.A.("Tecnonet"), the Company's Italian subsidiary, filed a claim in an Italian civil court alleging that Tecnonet, and two of its third-party subcontractors, breached certain supply agreements with the customer, entered into between 2009 and 2011, by failing to have performed the contracted services. The plaintiff further alleged that Tecnonet was aware, at the time of entering into the supply agreements, that the customer’s managing director had a conflict of interest involving the subcontractors. The plaintiff claimed damages and restitution from Tecnonet and the subcontractors, jointly and severally, of approximately $3.0 million in the aggregate, plus costs. On July 21, 2015, Tecnonet and the plaintiff entered into an agreement to settle the lawsuit for a one-time cash payment, which has been accrued at June 30, 2015 and December 31, 2014. Accordingly, we now consider this matter to be closed. The Company had reserved for the litigation in the first quarter of 2015 and, accordingly, it is not anticipated that the settlement will require the Company to record any corresponding charges in future quarters.

Nhan T. Vo, individually and on behalf of other aggrieved employees vs. the Company, Superior Court of California, County of Los Angeles. On June 27, 2013, the plaintiff in this matter filed a lawsuit against the Company alleging claims for failure to properly pay overtime or provide meal and rest breaks to its non-exempt employees in California, among other things. The complaint seeks an unspecified amount of damages and penalties under provisions of the Labor Code, including the Labor Code Private Attorneys General Act. The Company has filed an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. The Company is currently in the discovery phase of this case.  Management believes it has accrued adequate reserves for this matter and does not expect the resolution of this case to have a material adverse effect on its business or financial condition. However, depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on the Company’s operating results.

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

13. Accounts Receivable Factoring

The Company's Italian subsidiary has agreements with unrelated third-parties for the factoring of specific accounts receivable in Italy in order to reduce the amount of working capital required to fund such receivables. At June 30, 2015, Tecnonet's factoring agreements permitted the factoring of up to €15.0 million or $16.6 million of receivables outside of the United States. The factoring of accounts receivable under these agreements is accounted for as a sale, as the Company has no retained interests or servicing liabilities related to the accounts receivable that have been sold in Italy.

At June 30, 2015, and December 31, 2014, the face amount of total outstanding accounts sold by the Company pursuant to these agreements was $13.4 million and $10.5 million, respectively. Receivables transferred to the factor are derecognized at the date of sale and amounted to $21.2 million and $28.9 million for the six months ended June 30, 2015 and 2014, respectively. Proceeds are recorded at fair value and amounted to $19.9 million and $38.8 million for the six months ended June 30, 2015 and 2014, respectively. Proceeds consist of a receivable due from the factor. Cash received from the factors is recorded as a reduction of the receivable due from the factor. The related outstanding receivables from the factor were $10.2 million and $10.4 million as of June 30, 2015, and December 31, 2014, respectively, and included in other receivables on the accompanying condensed consolidated balance sheets. The related losses on the sale were $0.03 million and $0.07 million for the three months ended June 30, 2015, and 2014, respectively, and $0.07 million and $0.11 million for the six months ended June 30, 2015, and 2014, respectively and are included in interest expense on the accompanying condensed consolidated statements of operations.

14. Short Term Debt

Short-term debt consists of unsecured lines of credit held by Tecnonet, the Company's Italian Network Integration subsidiary. As of June 30, 2015 and December 31, 2014, short-term debt totaled $0 and $5.4 million, respectively. Short-term debt bears interest at rates ranging from 1.8% to 2.5%, and the weighted average interest rate was approximately 0.0% and 2.1% as of June 30, 2015 and December 31, 2014, respectively. These obligations are incurred and settled in local currency.

15. Share Repurchase

On December 16, 2014, the Company's Board of Directors approved a repurchase of shares of the Company's Common Stock in an amount up to $8.0 million under a share repurchase plan that expires on November 13, 2015. The Company repurchased 468,456 shares at a total cost of approximately $4.5 million excluding commission under this share repurchase plan through June 30, 2015. As of June 30, 2015, the Company had remaining authority to repurchase shares up to an additional $3.5 million excluding commission under the share repurchase plan prior to its expiration. Since July 1, 2015 the Company repurchased 33,621 shares at a total cost of approximately $0.4 million under this Stock Repurchase Program through August 5, 2015. The Company has repurchased a total of 502,077 shares at a total cost of approximately $4.9 million excluding commission under this share repurchase plan through August 7, 2015, leaving remaining authority to repurchase shares up to an additional $3.1 million excluding commission under this Stock Repurchase Program prior to its expiration.

16. Income Taxes

The following table provides details of income taxes for the three and six months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Income (loss) before provision for income taxes	$472	$(1,586)	$(408)	$(5,552)
Provision for income taxes	752	681	940	932
Effective tax rate	159%	(43)%	(230)%	(17)%

The effective tax rate fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. The income tax expense of $0.8 million and $0.9 million on our income of $0.5 million and loss before provision for income taxes of $0.4 million for the three and six months ended June 30, 2015, respectively, is due to income tax associated with our foreign subsidiaries that do not benefit from our federal net operating loss carryforwards.

During the six months ended June 30, 2015, management determined that it no longer met the criteria for indefinite reinvestment of the undistributed earnings of its foreign subsidiaries. As a result, the Company recorded a provision for deferred tax liability related to foreign earnings to the U.S. in the amount of $8.3 million and a corresponding reduction in the deferred tax valuation allowance of $8.3 million; the change had no impact on the Company's effective income tax rate for the period ended June 30, 2015.

As of December 31, 2014, MRV had federal, state, and foreign net operating loss ("NOLs") carryforwards available of $179.7 million, $100.7 million, and $97.3 million, respectively. Additionally, the Company had capital loss carryforwards of $110.5 million and $24.0 million for federal and state tax purposes, respectively as of December 31, 2014. The capital loss carry-forwards, which were generated by the sale of Source Photonics, expire at the end of 2015. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry-forwards existing at that time could be limited. As of December 31, 2014 and June 30, 2015, the Company has recorded a valuation allowance against its net deferred tax asset which includes its US federal and state NOLs.

17. Subsequent Event

On August 10, 2015, we announced that we entered into a shares purchase agreement (“the Purchase Agreement”) with Maticmind S.p.A., (the “Purchaser”) a company incorporated under the laws of Italy, for the sale of all of the shares of our wholly-owned subsidiary Tecnonet. The sale of Tecnonet is subject to stockholder approval, which had not been obtained prior to quarter end, and accordingly, Tecnonet is reported as a continuing operation as of June 30, 2015.

The consideration for the transaction includes a cash payment by the Purchaser to the Company of €15.6 million at closing plus a cash payment by Tecnonet to the Company of €4.1 million prior to closing to repay an outstanding intercompany obligation. The Company is entitled to seek and procure third party debt financing for Tecnonet to provide the funds for this payment, and the Purchaser is obligated to assume this debt at closing. Within 60 days of closing, the parties are required to make a post-closing adjustment based on changes in debt and cash of Tecnonet between June 30, 2015 and closing, as provided for in the Purchase Agreement. The Purchase Agreement contains customary representations, warranties, covenants and indemnification obligations. The transaction is conditioned upon, among other things, the Company receiving stockholder approval for the transaction and other customary closing conditions. The closing is expected to occur by the end of November 2015. The Purchase Agreement contains a €250,000 termination fee (subject to increase to €350,000 if the Purchase Agreement is terminated after November 30, 2015) payable by the Company if the transaction is terminated because MRV stockholder approval is not obtained and under certain other circumstances.
The assets and liabilities of Tecnonet are reflected as assets and liabilities from continuing operations in the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, respectively, and consisted of (in thousands):

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$2,861	$6,280
Accounts receivable, net	23,920	25,981
Other receivables	10,261	10,458
Inventories, net	7,880	9,873
Deferred income taxes	11	57
Other current assets	4,244	3,824
Total current assets	49,177	56,473
Property and equipment, net	327	358
Other assets	84	90
Total assets	$49,588	$56,921

Liabilities
Current liabilities:
Short-term debt	$—	$5,402
Accounts payable	15,651	17,173
Accrued liabilities	4,143	4,048
Deferred revenue	4,906	4,816
Other current liabilities	444	—
Total current liabilities	25,144	31,439
Other long-term liabilities	860	967
Total liabilities	$26,004	$32,406

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

We continue to encounter a highly competitive global marketplace for our products and services.  Our recent introduction of the OptiDriver and OptiPacket product lines and the enhancement of existing products are positioning us to aggressively seek to retain current customers and capture additional market share. We expect the competitive landscape to remain dynamic. As technologies migrate toward being software-driven and the network layers converge, we expect to see competition for our products and services increase.

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

Our business involves reliance on foreign-based offices. Some of our business units, outside subcontractors and suppliers are located in foreign countries, including Argentina, Australia, Canada, Denmark, Germany, Israel, Italy, Netherlands, Philippines, Poland, Russia, Taiwan, Thailand, and the United Kingdom. For the six months ended June 30, 2015 and 2014, revenue generated at foreign countries constituted 71% and 69% of our total revenue, respectively. The majority of our foreign sales are to customers located in the European region, with the remaining foreign sales primarily to customers in the Asia Pacific region.

As of June 30, 2015, the Company had $13.5 million in cash and cash equivalents and $0.2 million in restricted time deposits.

Subsequent Events

On August 10, 2015, we announced that we entered into a shares purchase agreement (the “Purchase Agreement”) with MaticMind S.p.A., (the “Purchaser”) a company incorporated under the laws of Italy, for the sale of all of the shares of our wholly-owned subsidiary, Tecnonet.

The consideration for the transaction includes a cash payment by the Purchaser to the Company of €15.6 million at closing plus a cash payment by Tecnonet to the Company of €4.1 million prior to closing to repay an outstanding intercompany obligation. The Company is entitled to seek and procure third party debt financing for Tecnonet to provide the funds for this payment, and the Purchaser is obligated to assume this debt at closing. Within 60 days of closing, the parties are required to make a post-closing adjustment based on changes in debt and cash of Tecnonet between June 30, 2015 and closing, as provided for in the Purchase Agreement. The Purchase Agreement contains customary representations, warranties, covenants and indemnification obligations. The transaction is conditioned upon, among other things, the Company receiving stockholder approval for the transaction and other customary closing conditions. The closing is expected to occur by the end of November 2015. The Purchase Agreement contains a €250,000 termination fee (subject to increase to €350,000 if the Purchase Agreement is terminated after November 30, 2015) payable by the Company if the transaction is terminated because MRV stockholder approval is not obtained and under certain other circumstances.
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

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the Euro and the Israeli new shekel. For the six months ended June 30, 2015 and 2014, 77% and 69% of external revenue, respectively, and 44% and 43% of operating expenses, respectively, were generated and incurred at foreign subsidiaries. The Israeli new shekel weakened 12% against the U.S. dollar in six months ended June 30, 2015, compared to a strengthening of 5% against the U.S. Dollar in the six months ended June 30, 2014. The Euro weakened 23% against the U.S. dollar in the six months ended June 30, 2015, compared to a strengthening of 4% against the U.S. Dollar in the six months ended June 30, 2014. The Company's Taiwan subsidiary, Appointech, Inc., is included in Network Equipment that also includes our Optical Communications Systems ("OCS") division. Relative to OCS, the revenues and related operating gross profit and operating expenses are not material and the change in foreign currency did not have a material impact on the results for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014. Additional discussion of foreign currency risk and other market risk is included in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Certain revenue information is presented on a constant currency basis. The Company presents this supplemental revenue information because it believes doing so facilitates a comparison of its operating results from period to period without regard to changes resulting solely from fluctuations in currency rates. The Company calculates constant currency revenue growth by comparing current-period revenues to prior-period revenues with both periods converted at the U.S. Dollar/local currency average foreign exchange rate for each month of the prior period for the currencies in which we do business.

Management Discussion Snapshot

The following table sets forth, for the periods indicated, certain consolidated Statements of Operations data (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
	$	% (1)	$	% (1)	$	% (1)	$	% (1)

Revenue (1) (2)	$42,714	100%	$43,124	100%	$81,487	100%	$85,442	100%
Network Equipment	24,536	57	21,833	51	46,813	57	44,152	52
Network Integration	18,195	43	21,355	50	34,783	43	41,408	48

Gross profit (3)	$15,092	35	$14,782	34	$28,968	36	$28,033	33
Network Equipment	11,959	49	11,185	51	23,503	50	21,944	50
Network Integration	3,133	17	3,598	17	5,464	16	6,088	15

Operating expenses (4)	$14,289	33	$15,908	37	$28,976	36	$33,008	39
Network Equipment	11,439	47	12,688	58	23,181	50	26,287	60
Network Integration	1,600	9	1,894	9	3,426	10	3,538	9

Operating income (loss) (3) (4)	$803	2	$(1,126)	(3)	$(8)	—	$(4,975)	(6)
Network Equipment	520	2	(1,503)	(7)	322	1	(4,343)	(10)
Network Integration	1,533	8	1,704	8	2,038	6	2,550	6

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

Three months ended June 30, 2015 Compared to the Three months ended June 30, 2014

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended June 30:	2015	2014	$ Change	% Change	% Change constant currency (1)
Network Equipment	$24,536	$21,833	$2,703	12%	12%
Network Integration	18,195	21,355	(3,160)	(15)	6
Total before intersegment adjustments	42,731	43,188	(457)	(1)	—
Intersegment adjustments (2)	(17)	(64)	47	(73)	(73)
Total	$42,714	$43,124	$(410)	(1)%	9%

___________________________________

(1)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2)	Adjustments represent the elimination of intersegment revenue.

Consolidated revenue for the three months ended June 30, 2015 decreased $0.4 million, or 1%, compared to the three months ended June 30, 2014, due to a $3.2 million, or 15%, decrease in Network Integration revenue. Consolidated revenue would have been $4.4 million, or 10% higher for the three months ended June 30, 2015 had foreign currency exchange rates remained the same as they were for the three months ended June 30, 2014, with the unfavorable currency exchange primarily occurring within the Network Integration.

Network Equipment.     Revenue generated from Network Equipment increased $2.7 million, or 12.4%, for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. The $2.7 million increase is comprised of a $2.1 million increase in product revenues and $0.6 million increase in service revenues. Revenues for our optical transport and carrier Ethernet products increased during the three months ended June 30, 2015, compared to three months ended June 30, 2014, offset by a decrease in network and infrastructure management products. Geographically, the increase in revenues was mainly attributable to higher sales in Latin America and Asia Pacific. In Asia Pacific, there was increased order volume over the same period in the prior year from a Tier One carrier. In Latin America, we experienced increased order volume from some of our larger South American customers. The foreign exchange impact to Network Equipment revenue is not material.

The following table summarizes Network Equipment revenue by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended June 30:	2015	2014	$ Change	% Change
Revenue, excluding intersegment sales:
United States	$13,613	$13,554	$59	—%
Americas (Excluding the U.S.)	1,857	126	1,731	1,374
Europe	5,299	5,167	132	3
Asia Pacific	3,750	2,922	828	28
Total external sales	24,519	21,769	2,750	13
Sales to Network Integration:
Europe	17	64	(47)	(73)
Total intersegment sales	17	64	(47)	(73)
Total Network Equipment revenue	$24,536	$21,833	$2,703	12%

Network Integration.     Revenue generated from Network Integration decreased $3.2 million, or 15%, for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. The $3.2 million decrease in revenue was primarily due to a $1.7 million, or 15%, decrease in product revenue and a $1.5 million, or 15%, decrease in service revenues at Tecnonet. The decreases in product and service revenues at Tecnonet were primarily attributable to the fluctuation in the Euro. Network Integration revenue would have been $4.4 million, or 24%, higher for the three months ended June 30, 2015 had foreign exchange rates remained the same as they were in the three months ended June 30, 2014 and therefore would have exceeded revenues for the three months ended June 30, 2014 by $1.2 million or 6%.

Gross Profit

The following table summarizes gross profit by segment (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended June 30:	2015	2014	$ Change	% Change	% Change constant currency (1)
Network Equipment	$11,959	$11,185	$774	7%	7%
Network Integration	3,133	3,598	(465)	(13)	8
Total before intersegment adjustments	15,092	14,783	309	2	7
Intersegment adjustments (2)	—	(1)	1	(100)	100
Total	$15,092	$14,782	$310	2%	7%

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

Consolidated gross profit increased $0.3 million, or 2%, in the three months ended June 30, 2015, compared to the three months ended June 30, 2014, principally due to a 1.0 percentage point increase in consolidated gross margins offset by a 1% decrease in consolidated revenues. Consolidated gross margin for the three months ended June 30, 2015, was 35.3% compared to 34.3% for the three months ended June 30, 2014. The 1.0 percentage point increase was primarily due to the shift of segment revenue mix toward a higher percentage of total revenue coming from Network Equipment which has higher gross margins than Network Integration. Consolidated gross profit would have been $0.7 million, or 5%, higher for the three months ended June 30, 2015 had foreign exchange rates remained the same as they were in the three months ended June 30, 2014.

Network Equipment.   Gross profit for Network Equipment increased $0.8 million, or 7%, in the three months ended June 30, 2015, compared to the three months ended June 30, 2014, principally due to a $0.8 million, or 63%, increase in service revenue gross profit. The gross profit margin for service revenues increased 16.0 percentage points to 69.3% for the three months ended June 30, 2015 compared to 53.3% for the three months ended June 30, 2014, while the gross profit margin for product revenues decreased 5.2 percentage points to 45.8% for the three months ended June 30, 2015 compared to 51.0% for the three months ended June 30, 2014. The decrease in product revenue gross profit margins was primarily due to increased material costs, while the increase in service revenue gross profit margin is primarily related to the change in the mix between technical support services and advanced services as well as due to the timing of support service contracts initiations and renewals. The foreign exchange impact to Network Equipment gross profit is not material.

Network Integration.   Gross profit for Network Integration decreased $0.5 million, or 13%, in the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to the $3.2 million, or 15%, decrease in Network Integration revenue driven by the foreign exchange impact. Gross margin for the three months ended June 30, 2015 was 17.2%, compared to 16.9% for the three months ended June 30, 2014, primarily due to an improvement in service revenue gross margins. Network Integration gross profit would have been $0.7 million, or 24%, higher for the three months ended June 30, 2015 had foreign exchange rates remained the same as they were in the three months ended June 30, 2014.

Operating Expenses

The following table summarizes operating expenses by segment (dollars in thousands):

			(Favorable)/Unfavorable
Three months ended June 30:	2015	2014	$ Change	% Change	% Change constant currency (1)
Network Equipment	$11,439	$12,688	$(1,249)	(10)%	(10)%
Network Integration	1,600	1,894	(294)	(16)%	5%
Total before intersegment adjustments	13,039	14,582	(1,543)	(11)%	(8)%
Corporate unallocated operating expenses and adjustments (2)	1,250	1,326	(76)	(6)%	(6)%
Total	$14,289	$15,908	$(1,619)	(10)%	(8)%

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

Consolidated operating expenses were $14.3 million, or 33% of revenue, for the three months ended June 30, 2015, compared to $15.9 million, or 37% of revenue, for the three months ended June 30, 2014, a decrease of $1.6 million, or 10%. The decrease was primarily due to a decrease in Network Equipment expenses of $1.2 million, and a decrease of $0.3 million in Network Integration expenses. Consolidated operating expenses would have been $0.4 million, or 3%, higher for the three months ended June 30, 2015 had foreign exchange rates remained the same as they were in the three months ended June 30, 2014.

Network Equipment.     Operating expenses in Network Equipment for the three months ended June 30, 2015 were $11.4 million, or 47% of revenue, compared to $12.7 million, or 58% of revenue in three months ended June 30, 2014. The $1.2 million, or 10%, decrease in operating expenses was primarily due to a $0.4 million decrease in salaries and wages partially due to open positions, a $0.3 million decrease in salaries for sales support teams due to the restructuring of the teams, a $0.5 million decrease in general and administrative labor due to reduced labor costs and recruiting fees due to efficiencies gained from reduced employee turnover. The foreign exchange impact to Network Equipment operating expenses is not material.

Network Integration.     Operating expenses in Network Integration for the three months ended June 30, 2015, were $1.6 million, or 9% of revenue, compared to $1.9 million, or 9% of revenue, for the three months ended June 30, 2014. The $0.3 million, or 16%, decrease was mainly due to $0.2 million decrease in sales labor and commission costs and a combined $0.1 million decrease in travel, advertising and legal fees. Network Integration operating expenses would have been $0.4 million, or 24%, higher for the three months ended June 30, 2015 had foreign exchange rates remained the same as they were in the three months ended June 30, 2014.

Corporate. Operating expenses for Corporate were $1.3 million, or 3% of revenue, for the three months ended June 30, 2015, compared to $1.3 million, or 3% of revenue, for the three months ended June 30, 2014, a decrease of $0.1 million, or 6%. The decrease was primarily related to a decrease in general and administrative charges related to stock based compensation. The foreign exchange fluctuations do not impact Corporate operating expenses as the business unit is not subject to foreign exchange fluctuations since its reporting currency is U.S. dollars.

Operating Income (Loss)

The following table summarizes operating income (loss) by segment (in thousands):

			Favorable/(Unfavorable)
Three months ended June 30:	2015	2014	$ Change	% Change	% Change constant currency(1)
Network Equipment	$520	$(1,503)	$2,023	(135)%	(135)%
Network Integration	1,533	1,704	(171)	(10)	11
Total before intersegment adjustments	2,053	201	1,852	921	1,098
Corporate unallocated and adjustments (2)	(1,250)	(1,327)	77	6	(6)
Total	$803	$(1,126)	$1,929	(171)%	(203)%

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

Network Equipment.    Network Equipment reported operating income of $0.5 million for three months ended June 30, 2015, compared to an operating loss of $1.5 million for the three months ended June 30, 2014. The $2.0 million change in operating results was primarily a result of the $1.2 million decrease in operating expenses discussed above along with the $0.8 million increase in gross profit. Network Equipment operating margin was 2.1% and (7)% for the three months ended June 30, 2015 and 2014, respectively. The foreign exchange impact to Network Equipment operating results is not material.

Network Integration.    Network Integration reported operating income of $1.5 million for the three months ended June 30, 2015, compared to operating income of $1.7 million for three months ended June 30, 2014. The $0.2 million, or 10% decrease was primarily a result of $0.5 million decrease in gross profit partially offset by a $0.3 million decrease in operating expenses. Network Integration operating margin was 8% for the three months ended June 30, 2015 and 2014. Network Integration operating income would have been $0.4 million, or 23%, higher for the three months ended June 30, 2015 had foreign exchange rates remained the same as they were in the three months ended June 30, 2014.

Interest Expense and Other Expense, Net

Interest expense was $0.05 million for the three months ended June 30, 2015, compared to $0.04 million for the three months ended June 30, 2014. Other expense, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions.

Provision for Income Taxes

The tax provision for the three months ended June 30, 2015, and 2014, were $0.8 million and $0.7 million, respectively, and were computed based on an estimated annual effective tax rate for the Company in each of the various tax jurisdictions we operate that do not have a full valuation allowance. Our income tax provision fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. The income tax expense of $0.8 million on income before provision for income taxes of $0.5 million for the three months ended June 30, 2015, is due to income tax associated with our foreign subsidiaries that do not benefit from our federal net operating loss carryforwards.
During the three months ended June 30, 2015, management determined that it no longer met the criteria for indefinite reinvestment of foreign earnings. As a result, the Company recorded a provision for deferred tax liability related to the repatriation of earnings to the U.S. in the amount of $8.3 million, offset by the recording of a $8.3 million partial release of the Company's U.S. deferred tax valuation allowance.

Tax Loss Carryforwards

As of December 31, 2014, MRV had federal, state, and foreign net operating loss ("NOLs") carryforwards available of $179.7 million, $100.7 million, and $97.3 million, respectively. Additionally, the Company had capital loss carryforwards of $110.5 million and $24.0 million for federal and state tax purposes, respectively as of December 31, 2014. The capital loss carry-forwards, which were generated by the sale of Source Photonics, expire at the end of 2015. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry-forwards existing at that time could be limited. As of June 30, 2015, the US federal and state NOLs had a full valuation allowance.

Six months ended June 30, 2015 Compared To Six months ended June 30, 2014

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Six months ended June 30:	2015	2014	$ Change	% Change	% Change constant currency (1)
Network Equipment	$46,813	$44,152	$2,661	6%	6%
Network Integration	34,783	41,408	(6,625)	(16)	3
Total before intersegment adjustments	81,596	85,560	(3,964)	(5)	5
Intersegment adjustments (2)	(109)	(118)	9	(8)	(7)
Total	$81,487	$85,442	$(3,955)	(5)%	5%

___________________________________

(1)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2)	Adjustments represent the elimination of intersegment revenue.

Consolidated revenue for the six months ended June 30, 2015, decreased $4.0 million, or 5%, compared to the six months ended June 30, 2014. This decrease was primarily due to a $6.6 million, or 16% decrease in Network Integration revenue, offset by the $2.7 million increase Network Equipment revenue. Consolidated revenue would have been $8.0 million, or 10% higher for the six months ended June 30, 2015 had foreign currency exchange rates remained the same as they were for the six months ended June 30, 2014 with the unfavorable currency exchange primarily occurring within the Network Integration segment.

Network Equipment.     Revenue generated from Network Equipment increased $2.7 million, or 6% in the six months ended June 30, 2015, compared to the six months ended June 30, 2014. Revenues increased primarily due to a $1.5 million increase in product revenue and a $1.2 million increase in service revenue. Revenues for our optical transport and carrier Ethernet products increased during the six months ended June 30, 2015 compared to six months ended June 30, 2014, offset by a decrease in network and infrastructure management products. Geographically, the increase in revenues was mainly attributable to higher sales in Latin America and Asia Pacific. In Asia Pacific, there was increased order volume over the same period in the prior year from a Tier One carrier. Sales in Latin America experienced increased order volume from one of our larger South American customers in Chile. Sales in the United States decreased in the six months ended June 30, 2015 when compared to the six months ended June 30, 2014, primarily driven by timing of bookings from two of the region’s top customers. Sales in Europe decreased in the six months ended June 30, 2015 when compared to the six months ended June 30, 2014 as a result of a decrease in channel partner order volume. The foreign exchange impact to Network Equipment revenue is not material.

The following table summarizes Network Equipment revenue by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Six months ended June 30:	2015	2014	$ Change	% Change
Revenue, excluding intersegment sales:
United States	$23,865	$26,411	$(2,546)	(10)%
Americas (Excluding the U.S.)	4,620	682	3,938	577%
Europe	9,527	11,693	(2,166)	(19)
Asia Pacific	8,692	5,249	3,443	66
Total external sales	46,704	44,035	2,669	6
Sales to Network Integration group:
Europe	109	117	(8)	(7)
Total intersegment sales	109	117	(8)	(7)
Total Network Equipment revenue	$46,813	$44,152	$2,661	6%

Network Integration.     Revenue generated from Network Integration decreased $6.6 million, or 16% for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. This decrease was due to a $4.2 million, or 19% decrease in product revenue and $2.4 million, or 13% decrease in service revenues at Tecnonet primarily driven by the foreign exchange impact. Network Integration revenue would have been $8.0 million, or 23%, higher for the six months ended June 30, 2015 had foreign exchange rates remained the same as they were in the six months ended June 30, 2014 and therefore would have exceeded revenues for the three months ended June 30, 2014 by $1.4 million or 3%.

Gross Profit

The following table summarizes gross profit by segment (dollars in thousands):

			Favorable/(Unfavorable)
Six months ended June 30:	2015	2014	$ Change	% Change	% Change constant currency (1)
Network Equipment	$23,503	$21,944	$1,559	7%	7%
Network Integration	5,464	6,088	(624)	(10)	10
Total before intersegment adjustments	28,967	28,032	935	3	8
Intersegment adjustments (2)	1	1	—	—	—
Total	$28,968	$28,033	$935	3%	8%

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

Consolidated gross profit increased $0.9 million, or 3% for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, principally due to the 2.7 percentage point increase in consolidated gross margins offset by a $4.0 million or 5% decrease in consolidated revenues. Consolidated gross margin for the six months ended June 30, 2015, was 35.5% compared to 32.8% for the six months ended June 30, 2014. The 2.7 percentage point increase was primarily due to the shift of segment revenue mix toward a higher percentage of total revenue coming from Network Equipment which has higher gross margins than Network Integration. Consolidated gross profit would have been $1.2 million, or 4%, higher for the six months ended June 30, 2015 had foreign exchange rates remained the same as they were in the six months ended June 30, 2014.

Network Equipment.     Gross profit in Network Equipment increased $1.6 million, or 7%, in the six months ended June 30, 2015, compared to the six months ended June 30, 2014, principally due to a $1.5 million, or 63%, increase in service revenue gross profit. The gross profit margin for service revenues increased 14.9 percentage points to 66.0% for the six months ended June 30, 2015 compared to 51.1% for the six months ended June 30, 2014, while the gross profit margin for product revenues decreased 1.5 percentage points to 48.0% for the six months ended June 30, 2015 compared to 49.5% for the six months ended June 30, 2014. The decrease in product revenue gross profit margins was primarily due to increased material costs arising from standard cost updates, while the increase in service revenue gross profit margin is primarily related to the change in the mix between technical support services and advanced services as well as due to the timing of support service contracts initiations and renewals. The foreign exchange impact to Network Equipment gross profit is not material.

Network Integration.     Gross profit in Network Integration decreased $0.6 million, or 10%, in the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily due to the $6.6 million, or 16%, decrease in Network Integration revenue. Gross margin for the six months ended June 30, 2015 was 15.7%, compared to 14.7% for the six months ended June 30, 2014, primarily due to an improvement in service revenue gross margins. Network Integration gross profit would have been $1.2 million, or 23%, higher for the six months ended June 30, 2015 had foreign exchange rates remained the same as they were in the six months ended June 30, 2014.

Operating Expenses

The following table summarizes operating expenses by segment (dollars in thousands):

			(Favorable)/Unfavorable
Six months ended June 30:	2015	2014	$ Change	% Change	% Change constant currency (1)
Network Equipment	$23,181	$26,287	$(3,106)	(12)%	(12)%
Network Integration	3,426	3,538	(112)	(3)%	20%
Total before intersegment adjustments	26,607	29,825	(3,218)	(11)%	374%
Corporate unallocated operating expenses and adjustments (2)	2,369	3,183	(814)	(26)%	(26)%
Total	$28,976	$33,008	$(4,032)	(12)%	(10)%

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

Consolidated operating expenses were $29.0 million, or 36% of revenue, for the six months ended June 30, 2015, compared to $33.0 million, or 39% of revenue, for the six months ended June 30, 2014, a decrease of $4.0 million, or 12%. The $4.0 million decrease was primarily due to a decrease in Network Equipment expenses of $3.1 million, and a decrease of $0.8 million in Corporate and unallocated expenses. Consolidated operating expenses would have been $0.8 million, or 3%, higher for the three months ended June 30, 2015 had foreign exchange rates remained the same as they were in the three months ended June 30, 2014.

Network Equipment.     Operating expenses in Network Equipment for the six months ended June 30, 2015, were $23.2 million, or 50% of revenue, compared to $26.3 million, or 60% of revenue for the six months ended June 30, 2014. The $3.1 million or 12% decrease was primarily due to a $1.3 million decrease in salaries and wages principally as a result of restructuring operations, a $0.7 million decrease in salaries for sales support teams due to the restructuring of the teams and a $0.7 million decrease in travel and advertising related expenses. The foreign exchange impact to Network Equipment operating expenses is not material.

Network Integration.     Operating expenses in Network Integration for the six months ended June 30, 2015, were $3.4 million, or 10% of revenue, compared to $3.5 million, or 9% of revenue, for the six months ended June 30, 2014. The $0.1 million, or 3%, decrease was mainly due to $0.4 million decrease in sales labor and commission costs and $0.1 million decrease in travel and advertising expenses, offset by an increase in legal fees of $0.4 million. Network Integration operating expenses would have been $0.8 million, or 24%, higher for the six months ended June 30, 2015 had foreign exchange rates remained the same as they were in the six months ended June 30, 2014.

Corporate.     Corporate operating expenses decreased $0.8 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. The $0.8 million decrease was primarily related to decreases in general and administrative charges as the prior year period was burdened by a $0.4 million warrant revaluation charges as well as a $0.3 million decrease in legal and other professional fees. The foreign exchange fluctuations do not impact Corporate operating expenses as the business unit is not subject to foreign exchange fluctuations since its reporting currency is U.S. dollars.
Operating Income (Loss)
The following table summarizes operating income (loss) by segment (dollars in thousands):

			Favorable/(Unfavorable)
Six months ended June 30:	2015	2014	$ Change	% Change	% Change constant currency(1)
Network Equipment	$322	$(4,343)	$4,665	(107)%	(108)%
Network Integration	2,038	2,550	(512)	(20)	(3)
Total before intersegment adjustments	2,360	(1,793)	4,153	(232)	(256)
Corporate unallocated and adjustments (2)	(2,368)	(3,182)	814	(26)	(26)
Total	$(8)	$(4,975)	$4,967	(100)%	(109)%

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

The $4.0 million, or 12%, decrease in operating expenses and the $0.9 million, or 3%, increase in gross profit primarily led to a $5.0 million increase in our operating loss. Operating losses included share-based compensation expense of $0.5 million for the six months ended June 30, 2015 and 2014. Our operating loss would have been $0.4 million lower for the six months ended June 30, 2015, had foreign currency exchange rates remained the same as they were in the prior year period.

Network Equipment.    Network Equipment reported operating income of $0.3 million and operating loss of $4.3 million for the six months ended June 30, 2015 and 2014, respectively. The change in operating profit was primarily due to the $3.1 million planned decrease in operating expenses and the $1.6 million increase in gross profit. Operating margin was 1% for the six months ended June 30, 2015, and (10)% for the six months ended June 30, 2014. The foreign exchange impact to Network Equipment operating results is not material.

Network Integration.     Network Integration reported operating income of $2.0 million for the six months ended June 30, 2015, compared to operating income of $2.6 million for the six months ended June 30, 2014. The decrease in operating profit was primarily due to the 16% decrease in Network Integration revenues. Network Integration operating margin was 6% for the six months ended June 30, 2015 and 2014. Network Integration operating income would have been $0.4 million, or 21%, higher for the six months ended June 30, 2015 had foreign exchange rates remained the same as they were in the six months ended June 30, 2014.

Interest Expense and Other Expense, Net

Interest expense was $0.1 million in the six months ended June 30, 2015, and $0.2 million the six months ended June 30, 2014, respectively. Other expense, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions.

Provision for Income Taxes

The tax provision for the six months ended June 30, 2015 and 2014 was $0.9 million. Our income tax provision fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. The income tax expense of $0.9 million on the loss before provision for income taxes of $0.4 million for the six months ended June 30, 2015, is due to income tax associated with our foreign subsidiaries that do not benefit from our federal net operating loss carryforwards and from the accrual of an income tax liability, including interest and penalties, of $0.3 million on a settlement of a tax audit of Tecnonet.

Italy Tax Audit Settlement

In 2013, the Italian Tax Authorities commenced an examination of Tecnonet and proposed a 100% disallowance of the deduction of certain sponsorship and advertising expenses for the years 2006 to 2011. The Company's management felt strongly that the deductions were fully supported by Italian tax law and that we would more-likely-than not prevail if we litigated the disallowance in the Italian tax courts. Therefore, there was no unrecognized benefit or income tax liability accrued in 2013 and the first quarter of 2014 related to the tax audit. During the three months ended June 30, 2014, the Italian tax authorities offered to reduce the 100% disallowance by 60%. Our local external tax advisers advised management that the 60% offer was a good result and that litigating the matter in Italian courts could be a protracted process despite the strong technical merits of our tax position. In consideration of our tax adviser’s assessment and management's desire to resolve this uncertainty, management accepted the 60% offer and settled with the Italian tax authorities in July 2014. The interest and penalties of $0.1 million and accrued VAT expense of $0.1 million related to the settlement are recognized in other expenses in the accompanying Condensed Consolidated Statement of Operations in 2014. The accrued income tax liability and accrued VAT liability including interest and penalties of $0.5 million were paid in full on October 3, 2014.

Liquidity and Capital Resources

During the six months ended June 30, 2015, the Company's cash decreased $8.9 million to $13.5 million from $22.4 million. Cash outflows included a net loss of $1.3 million adjusted for non-cash expenses of $1.9 million, which included depreciation and amortization, share-based compensation, provision for doubtful accounts, deferred taxes and a gain on disposition of property and equipment to arrive at total $0.6 million net income adjusted for non-cash expenses. In addition, there were net cash outflows from working capital of approximately $1.2 million, primarily consisting of a $1.8 million increase in accounts and other receivables due to increased factoring of receivables at Tecnonet, a $0.3 million increase in other assets, and a $2.3 million decrease in inventory due to timing of shipments, offset by a $0.9 million increase in accounts payable and accrued liabilities due to timing of payments. Net cash used in investing activities included $0.8 million in purchases of property, plant, and equipment. Net cash used in financing activities included $4.6 million used to purchase shares of the Company's common stock, partially offset by $0.1 million proceeds received from stock option exercises, payments on short-term debt of $7.7 million at Tecnonet, partially offset by additional borrowings of $2.7 million, at Tecnonet.

We periodically review our capital position and consider returning capital to stockholders through special dividends or share repurchases when cash on hand exceeds our foreseeable cash needs. We also periodically review the capital needs of our business units. We plan to invest approximately $2.3 million over the next 12 months to upgrade our infrastructure and equipment needed to support the Company's growth objectives in the carrier Ethernet and optical transport markets among others.

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

The following table summarizes MRV's cash position, including cash and cash equivalents, restricted time deposits and our short-term debt position (in thousands):

	June 30, 2015	December 31, 2014
Cash
Cash and cash equivalents	$13,516	$22,422
Restricted time deposits	194	235
	13,710	22,657
Short-term debt	—	5,402
Cash in excess of debt	$13,710	$17,255
Ratio of cash to debt (1)	—	4.2

(1)	Determined by dividing total cash by total debt.

Short-term Debt

Our short-term debt is related to Tecnonet, our Italian Network Integration subsidiary. Customer accounts receivables of Tecnonet have been pledged as collateral on the related borrowings.

The following table summarizes our short-term debt (in thousands):

	June 30, 2015	December 31, 2014	Increase (decrease)
Lines of credit secured by accounts receivable	$—	$5,402	$(5,402)

The $5.4 million decrease in short-term debt at June 30, 2015 compared to December 31, 2014, includes additional borrowings of $2.7 million, offset by payments of $7.7 million.

Working Capital

The following table summarizes our working capital position (in thousands).

	June 30, 2015	December 31, 2014
Current assets	$91,742	$105,412
Current liabilities	52,009	58,331
Working capital	$39,733	$47,081
Current ratio (1)	1.8	1.8

(1)	Determined by dividing total current assets by total current liabilities.

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

Contractual Obligations

During the three months ended June 30, 2015, there were no material changes in our contractual obligations.

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

Market risk represents the risk of loss that may impact our Condensed Consolidated Financial Statements through adverse changes in financial market prices and rates and inflation. Our market risk exposure results primarily from fluctuations in foreign exchange and interest rates. We manage our exposure to these market risks through our regular operating and financing activities and, in certain instances, through the use of derivative financial instruments. These derivative instruments are used to manage risks of volatility in interest and foreign exchange rate movements on certain assets, liabilities or anticipated transactions and create a relationship in which gains or losses on derivative instruments are expected to counter-balance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. As of June 30, 2015, we did not have any such derivative financial instruments outstanding.

Interest Rates.    Our investments and short-term borrowings expose us to interest rate fluctuations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Through certain foreign offices, and from time to time, we enter into interest rate swap contracts. As of June 30, 2015, we did not have any interest rate swap contracts outstanding. The economic purpose of entering into interest rate swap contracts is to protect our variable interest debt from significant interest rate fluctuations.

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

Through certain foreign offices, and from time to time, we enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to accounts receivable or purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than three months. As of June 30, 2015, we did not have any foreign exchange contracts outstanding.

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

When we translate the financial position and results of operations of subsidiaries with functional currencies other than the U.S. dollar, we recognize a translation gain or loss as a component of other comprehensive income (loss). Approximately 60% and 62% of our cost of sales and operating expenses are reported by these subsidiaries for the six months ended June 30, 2015 and 2014, respectively. These currencies were generally weaker against the U.S. dollar for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, so revenues and expenses in these countries translated into fewer dollars than they would have in the same period in 2014. For the six months ended June 30, 2015, we had approximately:

•	$32.7 million in cost of goods and operating expenses recorded in euros;

•	$0.5 million in cost of goods and operating expenses recorded in Taiwan dollars.

Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during the six months ended June 30, 2015, our costs would have increased to approximately:

•	$36.0 million cost of goods and operating expenses recorded in euros;

•	$0.6 million in cost of goods and operating expenses recorded in Taiwan dollars.

Fluctuations in currency exchange rates of foreign currencies have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements. The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands).

	June 30, 2015	December 31, 2014
U.S. dollars	$9,695	$15,375
Euros	2,409	5,089
Taiwan dollars	20	137
Israeli new shekels	527	1,110
Other	865	711
Total cash and cash equivalents	$13,516	$22,422

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

As described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2014, we identified a material weakness in internal controls over financial reporting related to the inadequate design of internal controls over the accounting for revenue in our Italian subsidiary, Tecnonet. Specifically, due to the Tecnonet personnel’s insufficient knowledge of the U.S. GAAP requirements related to maintenance of adequate documentation in support of certain revenue transactions, the Company did not have adequate controls in place to ensure that revenue was properly deferred in accordance with the U.S. GAAP requirements to enable appropriate revenue recognition. Over the past quarter, we have started to implement several measures, including developing new policies and comprehensive checklists and additional documentation requirements for such sales and implementing monitoring and review procedures to ensure that transactions requiring revenue deferral are identified, evaluated, and properly recognized.

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

Except as noted in the preceding paragraphs of this Item 4, there was no change in our internal control over financial reporting during the three and six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2014, a former customer of Tecnonet S.p.A.("Tecnonet"), the Company's Italian subsidiary, filed a claim in an Italian civil court alleging that Tecnonet, and two of its third-party subcontractors, breached certain supply agreements with the customer, entered into between 2009 and 2011, by failing to have performed the contracted services. The plaintiff further alleged that Tecnonet was aware, at the time of entering into the supply agreements, that the customer’s managing director had a conflict of interest involving the subcontractors. The plaintiff claimed damages and restitution from Tecnonet and the subcontractors, jointly and severally, of approximately $3.0 million in the aggregate, plus costs. On July 21, 2015, Tecnonet and the plaintiff entered into an agreement to settle the lawsuit for a one-time cash payment, which has been accrued at June 30, 2015 and December 31, 2014. Accordingly, we now consider this matter to be closed. The Company had reserved for the litigation in the first quarter of 2015 and, accordingly, it is not anticipated that the settlement will require the Company to record any corresponding charges in future quarters.

Nhan T. Vo, individually and on behalf of other aggrieved employees vs. the Company, Superior Court of California, County of Los Angeles. On June 27, 2013, the plaintiff in this matter filed a lawsuit against the Company alleging claims for failure to properly pay overtime or provide meal and rest breaks to its non-exempt employees in California, among other things. The complaint seeks an unspecified amount of damages and penalties under provisions of the Labor Code, including the Labor Code Private Attorneys General Act. The Company has filed an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. The Company is currently in the discovery phase of this case.  Management believes it has accrued adequate reserves for this matter and does not expect the resolution of this case to have a material adverse effect on its business or financial condition. However, depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on the Company’s operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On December 16, 2014, the Company's Board of Directors approved a repurchase of shares of Common Stock of the Company in an amount up to $8.0 million under a share repurchase plan that expires on November 13, 2015. The Company had no share repurchases settle under this program through December 31, 2014. The Company repurchased 468,456 shares at a total cost of approximately $4.5 million excluding commission under this share repurchase plan through June 30, 2015. As of June 30, 2015, the Company had remaining authority to repurchase shares up to an additional $3.5 million excluding commission under this share repurchase plan prior to its expiration.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum amount remaining for purchase under the repurchase plan
April 1, 2015 to April 30, 2015	57,415	$7.63	57,415	$3,971,007
May 1, 2015 to May 31, 2015	17,731	$9.28	17,731	$3,806,452
June 1, 2015 to June 30, 2015	36,225	$9.66	36,225	$3,456,528
Total	111,371	$8.55	111,371

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2015.

MRV COMMUNICATIONS, INC.

By: /s/ Mark J. Bonney
Mark J. Bonney
Chief Executive Officer
Principal Executive Officer

By: /s/ Stephen G. Krulik
Stephen G. Krulik
Chief Financial Officer
Principal Financial and Accounting Officer