Form 10-Q
period 2015-09-30
MRV COMMUNICATIONS INC
filed 2015-11-04
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________
FORM 10-Q
________________________

[x]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ______________

Commission file number: 001-11174

MRV COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1340090
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

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

As of November 3, 2015, 6,979,393 shares of Common Stock of MRV Communications, Inc. were outstanding.

MRV Communications, Inc.

Form 10-Q for the Quarter Ended September 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.         Condensed Consolidated Financial Statements

MRV Communications, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Product revenue	$26,850	$31,196	$86,337	$93,411
Service revenue	10,425	11,974	32,425	35,201
Total revenue	37,275	43,170	118,762	128,612
Cost of Revenue:
Cost of product	14,969	20,560	52,804	60,672
Cost of services	7,627	7,894	22,311	25,191
Total cost of revenue	22,596	28,454	75,115	85,863
Gross profit	14,679	14,716	43,647	42,749
Operating expenses:
Product development and engineering	4,900	5,060	15,335	16,030
Selling, general and administrative	8,593	10,080	27,134	32,118
Total operating expenses	13,493	15,140	42,469	48,148
Operating Income (loss)	1,186	(424)	1,178	(5,399)
Interest expense	(52)	(116)	(151)	(306)
Other income (expense), net	202	227	(99)	(160)
Income (loss) before provision for income taxes	1,336	(313)	928	(5,865)
Provision for income taxes	450	727	1,390	1,659
Net Income (loss)	$886	$(1,040)	$(462)	$(7,524)

Net income (loss) per share — basic	$0.13	$(0.14)	$(0.07)	$(1.03)
Net income (loss) per share — diluted	$0.13	$(0.14)	$(0.07)	$(1.03)

Weighted average number of shares:
Basic	6,978	7,362	7,032	7,335
Diluted	7,014	7,362	7,032	7,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net Loss	$886	$(1,040)	$(462)	$(7,524)
Other comprehensive loss, net of tax
Foreign currency translation gain (loss)	159	(1,913)	(2,025)	(2,078)
Total comprehensive Income (loss)	$1,045	$(2,953)	$(2,487)	$(9,602)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$19,914	$22,422
Restricted time deposits	190	235
Accounts receivable, net	36,930	43,513
Other receivables	9,596	11,012
Inventories, net	20,070	21,683
Income taxes receivable	251	558
Deferred income taxes	689	535
Other current assets	5,595	5,454
Total current assets	93,235	105,412
Property and equipment, net	4,603	4,890
Deferred income taxes	1,871	2,105
Intangible asset, net	1,214	1,364
Other assets	678	801
Total assets	$101,601	$114,572

Liabilities and stockholders' equity
Current liabilities:
Short-term debt	$2,887	$5,402
Deferred consideration payable	233	233
Accounts payable	22,006	24,327
Accrued liabilities	13,854	14,545
Deferred revenue	13,317	13,527
Other current liabilities	235	297
Total current liabilities	52,532	58,331
Other long-term liabilities	4,603	5,271
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 16,000 shares
Issued — 8,330 shares in 2015 and 8,242 shares in 2014
Outstanding — 6,972 shares in 2015 and 7,386 in 2014	270	270
Additional paid-in capital	1,285,409	1,284,483
Accumulated deficit	(1,220,954)	(1,220,492)
Treasury stock — 1,359 shares in 2015 and 856 shares in 2014	(15,355)	(10,412)
Accumulated other comprehensive loss	(4,904)	(2,879)
Total stockholders' equity	44,466	50,970
Total liabilities and stockholders' equity	$101,601	$114,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(462)	$(7,524)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,639	1,688
Share-based compensation expense	782	706
Provision for doubtful accounts	—	80
Deferred income taxes	179	346
Changes in operating assets and liabilities:
Accounts and other receivables	4,623	10,205
Inventories	(719)	(1,403)
Other assets	1,909	(7,253)
Accounts payable	(1,039)	170
Accrued liabilities	(390)	(2,409)
Income tax payable	27	88
Deferred revenue	137	2,899
Other current liabilities	(584)	98
Net cash provided by (used in) operating activities	6,102	(2,309)
Cash flows from investing activities:
Purchases of property and equipment	(1,236)	(1,914)
Proceeds from sale of property and equipment	9	—
Release of restricted time deposits	45	—
Investment in time deposits	—	(187)
Net cash used in investing activities	(1,182)	(2,101)
Cash flows from financing activities:
Proceeds from exercise of stock options	145	—
Purchase of treasury shares	(4,943)	—
Borrowings on short-term debt	5,601	17,528
Payments on short-term debt	(7,712)	(15,802)
Shares repurchased for tax withholdings on vesting of restricted stock awards	—	(15)
Net cash (used in) provided by financing activities	(6,909)	1,711
Effect of exchange rate changes on cash and cash equivalents	(519)	(359)
Net decrease in cash and cash equivalents	(2,508)	(3,058)
Cash and cash equivalents, beginning of period	22,422	27,591
Cash and cash equivalents, end of period	$19,914	$24,533

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$102	$247
Cash paid during period for income taxes	$765	$638

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

On August 10, 2015, we announced that we entered into a shares purchase agreement (“the Purchase Agreement”) with Maticmind S.p.A., (the “Purchaser”), a company incorporated under the laws of Italy, for the sale of all of the shares of our wholly-owned subsidiary Tecnonet. The sale of Tecnonet is subject to stockholder approval and is expected to take place at a special meeting of stockholders scheduled for December 1, 2015.  For reporting purposes, the results of Tecnonet for the three and nine months ended September 30, 2015 and 2014 are included in continuing operations in the Company’s condensed consolidated financial statements and are further disclosed in segment reporting (see Note 10).

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

The condensed consolidated financial statements included herein have been prepared by MRV, and are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, (this “Form 10-Q”) should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, (the “2014 Form 10-K”) filed with the SEC.

In the opinion of MRV's management, the unaudited interim financial information contained herein includes all normal recurring adjustments, necessary to present fairly the financial position of MRV as of September 30, 2015, and the results of its operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014, and its cash flows for the nine months ended September 30, 2015 and 2014. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. ASU 2014-09 was originally effective for interim and annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017. Early application is permitted after December 15, 2016. Management is currently evaluating the potential impact that adopting ASU 2014-09 and ASU 2015-14 will have on its consolidated financial statements and footnote disclosures.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation - Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (i) prospectively to all awards granted or modified after the effective date; or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Management is currently evaluating the potential impact of that adopting ASU 2014-12 will have on its consolidated financial statements and footnote disclosures.

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" ("ASU 2014-15"). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the Company in its fourth quarter of fiscal 2017 with early adoption permitted. Management is currently evaluating the potential impact that adopting ASU 2014-15 will have on its consolidated financial statements and footnote disclosures.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory" (“ASU 2015-11”). ASU 2015-11 simplifies the guidance on the subsequent measurement if inventory, excluding inventory measured using the last-in, first out of the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value. ASU 2015-11 will be effective for the Company in the first quarter of fiscal 2017 with early adoption permitted. Management is currently evaluating the potential impact that adopting ASU 2015-11 will have on its consolidated financial statements and footnote disclosures.

2.	Cash and Cash Equivalents and Restricted Time Deposits

MRV accounts for highly liquid investments with an original maturity of 90 days or less as cash equivalents. Investments with maturities of less than one year are considered short-term and are included on the balance sheet in restricted time deposits. MRV maintains cash balances and investments in qualified financial institutions, and at various times such amounts are in excess of federally insured limits. As of September 30, 2015 and December 31, 2014, the Company's U.S. entities held $8.6 million and $13.3 million, respectively in various U.S. deposit accounts and a money market account. The remaining $11.3 million and $9.1 million, respectively, was held by the Company's foreign subsidiaries in foreign bank deposit accounts.

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

The Company follows a framework for measuring fair value using a three-level hierarchy that prioritizes the use of observable inputs. The fair value hierarchy is divided into three levels based on the source of inputs as follows: Level 1 - Measurements based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access; Level 2 - Measurements for which all significant inputs are observable, either directly or indirectly, other than level 1 inputs, for similar instruments; Level 3 - Measurements based on inputs that are unobservable and significant to the overall fair value measurement.

Under the framework, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Management has not elected fair value accounting for its non-financial assets and liabilities.

As of September 30, 2015 and December 31, 2014, the Company had cash equivalents consisting of money market funds of $1.8 million and $10.6 million, respectively, with fair values determined using Level 1 inputs quoted at market price. Cash equivalents are included in the condensed consolidated balance sheets as follows (in thousands):

	Cost	Fair Value
September 30, 2015	$1,807	$1,807

December 31, 2014	$10,606	$10,606

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

In November 2014, one of plaintiffs' counsel exercised 152,500 warrants under the 'cashless' exercise provisions contained within the warrant agreement, leaving 97,500 warrants available for future exercise. No additional warrants were exercised during the three and nine months ended September 30, 2015.

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

The following table summarizes the changes in the allowance for doubtful accounts during the nine months ended September 30, 2015 (in thousands):

Balance at beginning of period	$1,758
Charged (reversed) to expense	—
Write-offs, net of amounts recovered	(106)
Foreign currency translation adjustment	(57)
Balance at end of period	$1,595

5.	Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Inventories, net of reserves, consisted of the following (in thousands) at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Raw materials	$3,267	$3,663
Work-in process	637	641
Finished goods	16,166	17,379
Total	$20,070	$21,683

6.	Intangible Assets

Intangible assets, net of amortization, totaled $1.2 million and $1.4 million as of September 30, 2015 and December 31, 2014, respectively, and consist of intellectual property purchased during the years ended December 31, 2014 and 2013. A portion of these assets, approximating $1.0 million, represents software license agreements and was placed into service as of September 30, 2015. Amortization of intangible assets was $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively. There was no amortization recorded for the three and nine months ended September 30, 2014. The Company amortizes the cost of the license agreements over their estimated useful lives, which range from three to five years. As of September 30, 2015, intangible assets not yet placed into service totaled approximately $0.4 million, and management anticipates these assets will be placed in service during the quarter ending December 31, 2015.

The following table illustrates the estimated future amortization expense of intangible assets as of September 30, 2015 (in thousands):

Fiscal Year Ending December 31,	Estimated Amortization Expense
2015 - remaining balance	$82
2016	328
2017	280
2018	214
2019	214
Thereafter	96
Total	$1,214

7.	Product Warranty

As of September 30, 2015, and December 31, 2014, MRV's product warranty liability recorded in accrued liabilities was $0.7 million and $0.6 million, respectively. MRV accrues for warranty costs as part of cost of goods sold based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of 90 days to three years.

The following table summarizes the change in product warranty liability during the nine months ended September 30, 2015 (in thousands):

Balance at beginning of the period	$616
Cost of warranty claims	—
Accruals for product warranties	38
Balance at end of the period	$654

8.	Net Income (Loss) Per Share

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

The following table sets forth the computation of net income per common share – basic and diluted (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net Income (loss)	$886	$(1,040)	$(462)	$(7,524)
Denominator
Basic weighted average common shares outstanding	6,978	7,362	7,032	7,335
Effect of dilutive securities	36	—	—	—
Diluted weighted average common shares outstanding	7,014	7,362	7,032	7,335

Net income per common share
Basic	0.13	(0.14)	(0.07)	(1.03)
Diluted	0.13	(0.14)	(0.07)	(1.03)

Outstanding stock options to purchase 290,974 shares were excluded from the computation of dilutive income (loss) per shares for the three months ended September 30, 2015 as they were anti-dilutive. Outstanding stock options to purchase 413,901 shares were excluded from the computation of dilutive income (loss) per shares for the three months ended September 30, 2014, as they were anti-dilutive because of the net loss.

Outstanding stock options to purchase 407,480 and 369,321 shares were excluded from the computation of dilutive income (loss) per shares for the nine months ended September 30, 2015, and 2014, as they were anti-dilutive because of the net loss.

9.	Share-Based Compensation

MRV records share-based compensation expense at fair value. The following table summarizes the impact on MRV's results of operations of recording share-based compensation for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of goods sold	$35	$34	$90	$87
Product development and engineering	68	49	161	122
Selling, general and administrative	222	148	531	497
Total share-based compensation expense (1)	$325	$231	$782	$706

(1)	Income tax benefits realized from stock option exercises and similar awards were immaterial in all periods.

During the three months ended September 30, 2015, the Company granted 31,000 stock options with a related fair value of $5.28 per option and 11,000 restricted shares with a related fair value $12.12 per share. During the nine months ended September 30, 2015, the Company granted 228,848 stock options with a related fair value of $4.31 per option and 82,872 restricted shares with a related fair value of $9.96 per share.

During the three months ended September 30, 2014, the Company granted 15,000 stock options with a related fair value of $6.06 per option and 5,000 restricted shares with a related fair value $13.46 per share. During the nine months ended September 30, 2014, the Company granted 188,722 stock options with a related fair value of $7.07 per option and 90,907 restricted shares with a related fair value of $14.35 per share.

As of September 30, 2015, the total unrecognized share-based compensation balance for unvested options, net of expected forfeitures, was $1.9 million, which is expected to be amortized over a weighted-average period of 2.2 years.

Valuation Assumptions

MRV uses the Black-Scholes option pricing model to estimate the fair value of stock option awards or related modifications. The Black-Scholes model requires the use of subjective and complex assumptions including the option's expected life and the underlying stock price volatility. MRV bases volatility on the Company's historical quoted prices and peer company data. There were no options modified during the three and nine months ended September 30, 2015 and 2014.

Nine months ended September 30,	2015	2014
Risk-free interest rate	1.7%	2.0%
Dividend yield (1)	—	—
Volatility	43%	51%
Expected life (in years)	6.0	5.9

(1)	As the Company does not pay a dividend on a regular basis, and dividends paid in the past have been special in nature, a dividend rate of zero was used.

10.	Segment Reporting and Geographic Information

MRV operates its business in two segments: the Network Equipment segment and the Network Integration segment. The Network Equipment segment designs, manufactures, distributes and services optical networking solutions and Internet infrastructure products. The Network Integration segment distributes network solutions and Internet infrastructure products and provides value-added integration and support services for customers' networks. The Network Integration segment consists principally of the business operations of our wholly-owned subsidiary, Tecnonet.  As discussed in Note 1, the Company announced on August 10, 2015 that they entered into a shares purchase agreement to sell all of the shares of Tecnonet.  The sale is subject to stockholder approval and is expected to take place at a special meeting of stockholders currently scheduled for December 1, 2015.  Upon completion of the sale, the Company will have a single reporting segment, the Network Equipment segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting polices disclosed in MRV's 2014 Form 10-K. Management evaluates segment performance based on revenues, gross profit and operating income (loss) of each segment. As such, there are no separately identifiable Statements of Operations data below operating income (loss).

The following table summarizes revenues by segment, including intersegment revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Network Equipment	$22,974	$21,979	$69,787	$66,131
Network Integration	14,343	21,237	49,126	62,644
Total before intersegment adjustments	37,317	43,216	118,913	128,775
Intersegment adjustments	(42)	(46)	(151)	(163)
Total	$37,275	$43,170	$118,762	$128,612

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

One customer accounted for $24.4 million and $33.8 million of revenue in the Network Integration segment, or 21% and 26% of total revenue, for the nine months ended September 30, 2015, and 2014, respectively. The same customer accounted for $7.5 million and $11.0 million of revenue in the Network Integration segment, or 20% and 25% of total revenue for the three months ended September 30, 2015 and 2014, respectively. The same customer accounted for 7% and 5% of total accounts receivable before allowance for doubtful accounts as of September 30, 2015, and December 31, 2014, respectively.

Another customer accounted for $16.5 million and $20.2 million of revenue in the Network Integration segment, or 14% and 16% of total revenue, for the nine months ended September 30, 2015, and 2014, respectively. The same customer accounted for $4.8 million and $6.1 million of revenue in the Network Integration segment, or 13% and 14% of total revenue for the three months ended September 30, 2015 and 2014, respectively. The same customer accounted for 23% and 29% of total accounts receivable before allowance for doubtful accounts as of September 30, 2015, and December 31, 2014, respectively.

The following table summarizes external revenue by geographic region (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
United States	$10,368	$13,254	$34,239	$39,665
Americas (Excluding the U.S.)	1,297	197	5,917	879
Europe	19,545	25,553	63,855	78,653
Asia Pacific	6,065	4,166	14,751	9,415
Total	$37,275	$43,170	$118,762	$128,612

Revenue from external customers attributed to Italy totaled $14.7 million and $21.2 million for the three months ended September 30, 2015 and 2014, respectively. Revenue from external customers attributed to Italy totaled $50.1 million and $63.0 million for the nine months ended September 30, 2015 and 2014, respectively. Revenue from external customers attributed to Australia totaled $5.7 million and $3.8 million for the three months ended September 30, 2015 and 2014, respectively. Revenue from external customers attributed to Australia totaled $13.5 million and $7.8 million for the nine months ended September 30, 2015 and 2014, respectively.

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

	September 30, 2015	December 31, 2014
Americas	$2,961	$3,078
Europe	1,622	1,786
Asia Pacific	20	26
Total	$4,603	$4,890

The following table provides selected Statement of Operations information by business segment (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Gross profit
Network Equipment	$12,113	$11,062	$35,616	$33,007
Network Integration	2,567	3,654	8,031	9,742
Total before intersegment adjustments	14,680	14,716	43,647	42,749
Corporate unallocated and intersegment adjustments (1)	(1)	—	—	—
Total	$14,679	$14,716	$43,647	$42,749

Depreciation and amortization expense
Network Equipment	$473	$459	$1,460	$1,428
Network Integration	31	50	92	149
Corporate	29	52	87	111
Total	$533	$561	$1,639	$1,688

Operating income (loss)
Network Equipment	$1,277	$(953)	$1,599	$(5,296)
Network Integration	1,254	1,762	3,292	4,311
Total before intersegment adjustments	2,531	809	4,891	(985)
Corporate unallocated operating loss and adjustments (1)	(1,345)	(1,233)	(3,713)	(4,414)
Total	$1,186	$(424)	$1,178	$(5,399)

(1) Adjustments reflect the elimination of intersegment revenue and profit in inventory.

The following tables provide selected Balance Sheet and Statement of Cash Flow information by business segment (in thousands):

	Nine months ended
	September 30,
	2015	2014
Additions (write-offs) of property and equipment
Network Equipment	$1,168	$1,736
Network Integration	74	95
Corporate	(6)	83
Total	$1,236	$1,914

	September 30, 2015	December 31, 2014
Total Assets
Network Equipment	$42,472	$40,664
Network Integration	49,270	56,921
Corporate and intersegment eliminations	9,859	16,987
Total	$101,601	$114,572

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

Management is not aware of any claims under these indemnifications, and accordingly, no liabilities have been recorded for these agreements as of September 30, 2015, and December 31, 2014.

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

In May 2014, a former customer of Tecnonet S.p.A.("Tecnonet"), the Company's Italian subsidiary, filed a claim in an Italian civil court alleging that Tecnonet, and two of its third-party subcontractors, breached certain supply agreements with the customer, entered into between 2009 and 2011, by failing to have performed the contracted services. The plaintiff further alleged that Tecnonet was aware, at the time of entering into the supply agreements, that the customer’s managing director had a conflict of interest involving the subcontractors. The plaintiff claimed damages and restitution from Tecnonet and the subcontractors, jointly and severally, of approximately $3.0 million in the aggregate, plus costs. On July 21, 2015, Tecnonet and the plaintiff entered into an agreement to settle the lawsuit for a one-time cash payment, which had been accrued at June 30, 2015 and December 31, 2014. The settlement for this litigation was paid during the quarter ended September 30, 2015. Accordingly, we now consider this matter to be closed.

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

In connection with the sale by MRV of Source Photonics, Inc. (“SPI”) in October 2010, MRV agreed to indemnify the buyer against certain claims brought after the closing for prior-occurring events. The Company has received a notice from SPI, advising the Company of a tax audit for periods including tax returns filed prior to the acquisition of SPI by the buyer. MRV believes that it has meritorious defenses to the extent a formal indemnification claim is asserted and has submitted the potential claim to its insurer.  MRV intends to vigorously contest any claim; however, no formal legal proceeding has been commenced, and MRV can provide no assurance that such claim would not have a material adverse effect on its business, operating results or financial condition.

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

13. Accounts Receivable Factoring

The Company's Italian subsidiary has agreements with unrelated third-parties for the factoring of specific accounts receivable in Italy in order to reduce the amount of working capital required to fund such receivables. At September 30, 2015, Tecnonet's factoring agreements permitted the factoring of up to €15.0 million or $16.9 million of accounts receivable in Italy. The factoring of accounts receivable under these agreements is accounted for as a sale, as the Company has no retained interests or servicing liabilities related to the accounts receivable that have been sold in Italy.

At September 30, 2015 and December 31, 2014, the face amount of total outstanding accounts sold by the Company pursuant to these agreements was $10.1 million and $10.5 million, respectively. Receivables transferred to the factor are derecognized at the date of sale and amounted to $31.5 million and $50.4 million for the nine months ended September 30, 2015 and 2014, respectively. Proceeds are recorded at fair value and amounted to $31.3 million and $57.8 million for the nine months ended September 30, 2015 and 2014, respectively. Proceeds consist of a receivable due from the factor. Cash received from the factors is recorded as a reduction of the receivable due from the factor. The related outstanding receivables from the factor were $9.2 million and $10.4 million as of September 30, 2015 and December 31, 2014, respectively, and included in other receivables on the accompanying condensed consolidated balance sheets. The related losses on the sale were $0.1 million for the three months ended September 30, 2015 and 2014, and $0.1 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively and are included in interest expense on the accompanying condensed consolidated statements of operations.

14. Short Term Debt

Short-term debt consists of unsecured lines of credit held by Tecnonet, the Company's Italian Network Integration subsidiary. As of September 30, 2015 and December 31, 2014, short-term debt totaled $2.9 million and $5.4 million, respectively. Short-term debt bears interest at rates ranging from 1.4% to 2.5%, and the weighted average interest rate was approximately 1.8% and 2.1% as of September 30, 2015 and December 31, 2014, respectively. These obligations are incurred and settled in local currency.

15. Share Repurchase

On December 16, 2014, the Company's Board of Directors approved a repurchase of shares of the Company's Common Stock in an amount up to $8.0 million under a share repurchase plan that expires on November 13, 2015. During the three months ended September 30, 2015, the Company repurchased 33,621 shares at a total cost of approximately $0.4 million excluding commission under this share repurchase plan. The Company has repurchased 502,077 shares at a total cost of approximately $4.9 million excluding commission under this share repurchase plan through September 30, 2015. As of September 30, 2015, the Company had remaining authority to repurchase shares up to an additional $3.1 million excluding commission under this share repurchase plan prior to its expiration.

16. Income Taxes

The following table provides details of income taxes for the three and nine months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Income (loss) before provision for income taxes	$1,336	$(313)	$928	$(5,865)
Provision for income taxes	450	727	1,390	1,659
Effective tax rate	34%	(232)%	150%	(28)%

The effective tax rate fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. The income tax expense of $0.5 million and $1.4 million on our pre-tax income of $1.3 million and $0.9 million for the three and nine months ended September 30, 2015, respectively, is due to income tax associated with our foreign subsidiaries that do not benefit from our federal net operating loss carryforwards.

During the nine months ended September 30, 2015, management determined that it no longer met the criteria for indefinite reinvestment of the undistributed earnings of its foreign subsidiaries. As a result, the Company recorded a provision for deferred taxes related to foreign earnings in the amount of $8.7 million and a corresponding reduction in the deferred tax valuation allowance of $8.7 million; the change had no impact on the Company's effective income tax rate for the period ended September 30, 2015.

As of December 31, 2014, MRV had federal, state, and foreign net operating loss ("NOLs") carryforwards available of $179.7 million, $100.7 million, and $97.3 million, respectively. Additionally, the Company had capital loss carryforwards of $110.5 million and $24.0 million for federal and state tax purposes, respectively as of December 31, 2014. The capital loss carry-forwards, which were generated by the sale of Source Photonics, expire at the end of 2015. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry-forwards existing at that time could be limited. As of December 31, 2014 and September 30, 2015, the Company has recorded a valuation allowance against its net deferred tax asset which includes its US federal and state NOLs.

17. Sale of Tecnonet

On August 10, 2015, we announced that we entered into a shares purchase agreement (“the Purchase Agreement”) with Maticmind S.p.A., (the “Purchaser”), a company incorporated under the laws of Italy, for the sale of all of the shares of our wholly-owned subsidiary Tecnonet. The sale of Tecnonet is subject to stockholder approval, which had not been obtained prior to quarter end, and accordingly, Tecnonet is reported as a continuing operation as of September 30, 2015.

The consideration for the transaction includes a cash payment by the Purchaser to the Company of €15.6 million at closing plus a cash payment by Tecnonet to the Company of €4.1 million prior to closing to repay an outstanding intercompany obligation. Tecnonet has procured third party debt financing and has repaid the loan in full in two payments. €1.5 million was received during the quarter ended September 30, 2015, with the remaining amount received during October, 2015. The Purchaser is obligated to assume this debt at closing. Within 60 days of closing, the parties are required to make a post-closing adjustment based on changes in debt and cash of Tecnonet between June 30, 2015 and closing, as provided for in the Purchase Agreement. The Purchase Agreement contains customary representations, warranties, covenants and indemnification obligations. The transaction is conditioned upon, among other things, the Company receiving stockholder approval for the transaction and other customary closing conditions. The closing is expected to occur on or around December 2, 2015. The Purchase Agreement contains a €250,000 termination fee (subject to increase to €350,000 if the Purchase Agreement is terminated after November 30, 2015) payable by the Company if the transaction is terminated because MRV stockholder approval is not obtained and under certain other circumstances.

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

Our business involves reliance on foreign-based offices. Some of our business units, outside subcontractors and suppliers are located in foreign countries, including Argentina, Australia, Canada, Denmark, Germany, Israel, Italy, Netherlands, Philippines, Poland, Russia, Taiwan, Thailand, and the United Kingdom. For the nine months ended September 30, 2015 and 2014, revenue generated at foreign countries constituted 71% and 69% of our total revenue, respectively. The majority of our foreign sales are to customers located in the European region, with the remaining foreign sales primarily to customers in the Asia Pacific region.

As of September 30, 2015, the Company had $19.9 million in cash and cash equivalents and $0.2 million in restricted time deposits.

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

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, including the Euro and the Israeli new shekel. For the nine months ended September 30, 2015 and 2014, 81% and 62% of external revenue, respectively, and 43% of operating expenses, were generated and incurred at foreign subsidiaries. The Israeli new shekel weakened 11% against the U.S. dollar in nine months ended September 30, 2015, compared to a strengthening of 4% against the U.S. Dollar in the nine months ended September 30, 2014. The Euro weakened 22% against the U.S. dollar in the nine months ended September 30, 2015, compared to a strengthening of 3% against the U.S. Dollar in the nine months ended September 30, 2014. The Company's Taiwan subsidiary, Appointech, Inc., is included in Network Equipment that also includes our Optical Communications Systems ("OCS") division. Relative to OCS, the revenues and related operating gross profit and operating expenses are not material and the change in foreign currency did not have a material impact on the results for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014. Additional discussion of foreign currency risk and other market risk is included in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

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

Management Discussion Snapshot

The following table sets forth, for the periods indicated, certain consolidated Statements of Operations data (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
	$	% (1)	$	% (1)	$	% (1)	$	% (1)

Revenue (1) (2)	$37,275	100%	$43,170	100%	$118,762	100%	$128,612	100%
Network Equipment	22,974	62	21,979	51	69,787	59	66,131	51
Network Integration	14,343	38	21,237	49	49,126	41	62,644	49

Gross profit (3)	$14,679	39	$14,716	34	$43,647	37	$42,749	33
Network Equipment	12,113	53	11,062	50	35,616	51	33,007	50
Network Integration	2,567	18	3,654	17	8,031	16	9,742	16

Operating expenses (4)	$13,493	36	$15,140	35	$42,469	36	$48,148	37
Network Equipment	10,836	47	12,016	55	34,017	49	38,302	58
Network Integration	1,313	9	1,892	9	4,739	10	5,431	9

Operating income (loss) (3) (4)	$1,186	3	$(424)	(1)	$1,178	1	$(5,399)	(4)
Network Equipment	1,277	6	(953)	(4)	1,599	2	(5,296)	(8)
Network Integration	1,254	9	1,762	8	3,292	7	4,311	7

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

Three months ended September 30, 2015 Compared to the Three months ended September 30, 2014

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended September 30:	2015	2014	$ Change	% Change	% Change constant currency (1)
Network Equipment	$22,974	$21,979	$995	5%	5%
Network Integration	14,343	21,237	(6,894)	(32)	19
Total before intersegment adjustments	37,317	43,216	(5,899)	(14)	7
Intersegment adjustments (2)	(42)	(46)	4	(9)	9
Total	$37,275	$43,170	$(5,895)	(14)%	7%

___________________________________

(1)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2)	Adjustments represent the elimination of intersegment revenue.

Consolidated revenue for the three months ended September 30, 2015 decreased $5.9 million, or 14%, compared to the three months ended September 30, 2014, due to a $6.9 million, or 32%, decrease in Network Integration revenue. Consolidated revenue would have been $40.1 million, or $2.8 million higher for the three months ended September 30, 2015 had foreign currency exchange rates remained the same as they were for the three months ended September 30, 2014, with the unfavorable currency exchange primarily occurring within the Network Integration.

Network Equipment.     Revenue generated from Network Equipment increased $1.0 million, or 5%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. The $1.0 million increase is comprised of a $1.5 million increase in product revenues offset by a $0.5 million decrease in service revenues. Revenues for our optical transport and carrier Ethernet products increased during the three months ended September 30, 2015, compared to three months ended September 30, 2014, offset by a decrease in network and infrastructure management products. Geographically, the increase in revenues was mainly attributable to higher sales in Latin America and Asia Pacific. In Asia Pacific, there was increased order volume over the same period in the prior year from a Tier One carrier. In Latin America, we experienced increased order volume from some of our larger South American customers. The foreign exchange impact to Network Equipment revenue is not material.

The following table summarizes Network Equipment revenue by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended September 30:	2015	2014	$ Change	% Change
Revenue, excluding intersegment sales:
United States	$10,368	$13,253	$(2,885)	(22)%
Americas (Excluding the U.S.)	1,297	197	1,100	558
Europe	5,202	4,316	886	21
Asia Pacific	6,065	4,167	1,898	46
Total external sales	22,932	21,933	999	5
Sales to Network Integration:
Europe	42	46	(4)	(9)
Total intersegment sales	42	46	(4)	(9)
Total Network Equipment revenue	$22,974	$21,979	$995	5%

Network Integration.     Revenue generated from Network Integration decreased $6.9 million, or 32%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. The $6.9 million decrease in revenue was primarily due to a $5.8 million, or 49%, decrease in product revenue and a $1.1 million, or 11%, decrease in service revenues at Tecnonet. The decreases in product and service revenues at Tecnonet were driven by the fluctuation in the Euro among other things. Network Integration revenue would have been $17.1 million, or $2.8 million higher for the three months ended September 30, 2015 had foreign exchange rates remained the same as they were in the three months ended September 30, 2014. The $4.1 million decrease in Network Integration revenue on a constant currency basis for the three months ended September 30, 2015, when compared to the three months ended September 30, 2014, was primarily attributable to a general slowdown in the Italian economy and certain delays experienced with our larger customers.

Gross Profit

The following table summarizes gross profit by segment (dollars in thousands):

			Favorable/(Unfavorable)
Three months ended September 30:	2015	2014	$ Change	% Change	% Change constant currency (1)
Network Equipment	$12,113	$11,062	$1,051	10%	10%
Network Integration	2,567	3,654	(1,087)	(30)	(16)
Total before intersegment adjustments	14,680	14,716	(36)	—	3
Intersegment adjustments (2)	(1)	—	(1)	—	—
Total	$14,679	$14,716	$(37)	—%	3%

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

Consolidated gross profit remained unchanged in the three months ended September 30, 2015 when compared to the three months ended September 30, 2014. Consolidated gross margin for the three months ended September 30, 2015, was 39.4% compared to 34.1% for the three months ended September 30, 2014. The 5.3 percentage point increase was primarily due to the shift of segment revenue toward a higher percentage of total revenue coming from Network Equipment which has higher gross margins than Network Integration. Consolidated gross profit would have been $15.2 million, or $0.5 million higher for the three months ended September 30, 2015 had foreign exchange rates remained the same as they were in the three months ended September 30, 2014.

Network Equipment.   Gross profit for Network Equipment increased $1.1 million, or 10%, in the three months ended September 30, 2015, compared to the three months ended September 30, 2014, principally due to a $1.7 million, or 18%, increase in product revenue gross profit, offset by the $0.6 million, or 40% decrease in service revenue gross profit. The gross profit margin for product revenues increased 4.9 percentage points to 53.1% for the three months ended September 30, 2015 compared to 48.2% for the three months ended September 30, 2014 primarily as a result of the $1.5 million, or 8% increase in product revenues. The 4.9 percentage point improvement in gross profit was primarily a result of the revenue mix shift toward products that generally have higher margins, in addition to improvements made in our supply chain related to a re-alignment of outsourcing and contract manufacturing efforts that have afforded us savings in our internal overhead. The foreign exchange impact to Network Equipment gross profit is not material.

Network Integration.   Gross profit for Network Integration decreased $1.1 million, or 30%, in the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to the $6.9 million, or 32%, decrease in Network Integration revenue driven by the foreign exchange impact. Gross margin for the three months ended September 30, 2015 was 17.9%, compared to 17.2% for the three months ended September 30, 2014, primarily due to an improvement in product revenue gross margins. Network Integration gross profit would have been $3.1 million, or $0.5 million higher for the three months ended September 30, 2015 had foreign exchange rates remained the same as they were in the three months ended September 30, 2014.

Operating Expenses

The following table summarizes operating expenses by segment (dollars in thousands):

			(Favorable)/Unfavorable
Three months ended September 30:	2015	2014	$ Change	% Change	% Change constant currency (1)
Network Equipment	$10,836	$12,016	$(1,180)	(10)%	(10)%
Network Integration	1,313	1,892	(579)	(31)	(17)
Total before intersegment adjustments	12,149	13,908	(1,759)	(13)	(11)
Corporate unallocated operating expenses and adjustments (2)	1,344	1,232	112	9	9
Total	$13,493	$15,140	$(1,647)	(11)%	(9)%

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

Consolidated operating expenses were $13.5 million, or 36% of revenue, for the three months ended September 30, 2015, compared to $15.1 million, or 35% of revenue, for the three months ended September 30, 2014, a decrease of $1.6 million, or 11%. The decrease was primarily due to a decrease in Network Equipment expenses of $1.2 million, and a decrease of $0.6 million in Network Integration expenses. Consolidated operating expenses would have been $13.8 million, or $0.3 million higher for the three months ended September 30, 2015 had foreign exchange rates remained the same as they were in the three months ended September 30, 2014.

Network Equipment.     Operating expenses in Network Equipment for the three months ended September 30, 2015 were $10.8 million, or 47% of revenue, compared to $12.0 million, or 55% of revenue in three months ended September 30, 2014. The $1.2 million, or 10%, decrease in operating expenses was primarily due a $0.6 million decrease in salaries for sales support teams due to the restructuring of the teams, a $0.3 million decrease in travel and advertising expenses and a $0.2 million decrease in labor expenses due to reduced labor costs and recruiting fees due to efficiencies gained from reduced employee turnover. The foreign exchange impact to Network Equipment operating expenses is not material.

Network Integration.     Operating expenses in Network Integration for the three months ended September 30, 2015, were $1.3 million, or 9% of revenue, compared to $1.9 million, or 9% of revenue, for the three months ended September 30, 2014. The $0.6 million, or 31%, decrease was mainly due to $0.2 million decrease in sales labor and commission costs and a combined $0.3 million decrease in accounting fees. Network Integration operating expenses would have been $1.5 million, or $0.3 million higher for the three months ended September 30, 2015 had foreign exchange rates remained the same as they were in the three months ended September 30, 2014.

Corporate. Operating expenses for Corporate were $1.3 million, or 4% of revenue, for the three months ended September 30, 2015, compared to $1.2 million, or 3% of revenue, for the three months ended September 30, 2014, an increase of $0.1 million, or 9%. The increase was primarily related to a increase in general and administrative charges related to stock based compensation. The foreign exchange fluctuations do not impact Corporate operating expenses as the business unit is not subject to foreign exchange fluctuations since its reporting currency is U.S. dollars.

Operating Income (Loss)

The following table summarizes operating income (loss) by segment (in thousands):

			Favorable/(Unfavorable)
Three months ended September 30:	2015	2014	$ Change	% Change	% Change constant currency(1)
Network Equipment	$1,277	$(953)	$2,230	(234)%	(234)%
Network Integration	1,254	1,762	(508)	(29)	(15)
Total before intersegment adjustments	2,531	809	1,722	213	243
Corporate unallocated and adjustments (2)	(1,345)	(1,233)	(112)	(9)	9
Total	$1,186	$(424)	$1,610	(380)%	(437)%

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

Network Equipment.    Network Equipment reported operating income of $1.3 million for three months ended September 30, 2015, compared to an operating loss of $1.0 million for the three months ended September 30, 2014. The $2.2 million change in operating results was primarily a result of the $1.2 million decrease in operating expenses discussed above along with the $1.1 million increase in gross profit. Network Equipment operating margin was 5.6% and (4)% for the three months ended September 30, 2015 and 2014, respectively. The foreign exchange impact to Network Equipment operating results is not material.

Network Integration.    Network Integration reported operating income of $1.3 million for the three months ended September 30, 2015, compared to operating income of $1.8 million for three months ended September 30, 2014. The $0.5 million, or 29% decrease was primarily a result of $1.1 million decrease in gross profit partially offset by a $0.6 million decrease in operating expenses. Network Integration operating margin was 9% and 8% for the three months ended September 30, 2015 and 2014, respectively. Network Integration operating income would have been $1.5 million, or $0.2 million higher for the three months ended September 30, 2015 had foreign exchange rates remained the same as they were in the three months ended September 30, 2014.

Interest Expense and Other Income (Expense), Net

Interest expense was $0.1 million for the three months ended September 30, 2015 and 2014. Other expense, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions.

Provision for Income Taxes

The tax provision for the three months ended September 30, 2015, and 2014, were $0.5 million and $0.7 million, respectively, and were computed based on an estimated annual effective tax rate for the Company in each of the various tax jurisdictions we operate that do not have a full valuation allowance. Our income tax provision fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. The income tax expense of $0.5 million on income before provision for income taxes of $1.3 million for the three months ended September 30, 2015, is due to income tax associated with our foreign subsidiaries that do not benefit from our federal net operating loss carryforwards.

Tax Loss Carryforwards

As of December 31, 2014, MRV had federal, state, and foreign net operating loss ("NOLs") carryforwards available of $179.7 million, $100.7 million, and $97.3 million, respectively. Additionally, the Company had capital loss carryforwards of $110.5 million and $24.0 million for federal and state tax purposes, respectively as of December 31, 2014. The capital loss carry-forwards, which were generated by the sale of Source Photonics, expire at the end of 2015. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry-forwards existing at that time could be limited. As of September 30, 2015, the US federal and state NOLs had a full valuation allowance.

Nine months ended September 30, 2015 Compared To Nine months ended September 30, 2014

Revenue

The following table summarizes revenue by segment, including intersegment sales (dollars in thousands):

			Favorable/(Unfavorable)
Nine months ended September 30:	2015	2014	$ Change	% Change	% Change constant currency (1)
Network Equipment	$69,787	$66,131	$3,656	6%	6%
Network Integration	49,126	62,644	(13,518)	(22)	(4)
Total before intersegment adjustments	118,913	128,775	(9,862)	(8)	1
Intersegment adjustments (2)	(151)	(163)	12	(7)	(7)
Total	$118,762	$128,612	$(9,850)	(8)%	1%

___________________________________

(1)
Percentage information in constant currencies in the table above and in the text below excludes the effect of foreign currency translation on reported results. Constant currency results were calculated by translating the current year results at prior year average exchange rates.

(2)	Adjustments represent the elimination of intersegment revenue.

Consolidated revenue for the nine months ended September 30, 2015, decreased $9.9 million, or 8%, compared to the nine months ended September 30, 2014. This decrease was primarily due to a $13.5 million, or 22% decrease in Network Integration revenue, offset by the $3.7 million increase Network Equipment revenue. Consolidated revenue would have been $129.6 million, or $10.8 million higher for the nine months ended September 30, 2015 had foreign currency exchange rates remained the same as they were for the nine months ended September 30, 2014, with the unfavorable currency exchange primarily occurring within the Network Integration segment.

Network Equipment.     Revenue generated from Network Equipment increased $3.7 million, or 6% in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. Revenues increased primarily due to a $2.9 million increase in product revenue and a $0.7 million increase in service revenue. Revenues for our optical transport and carrier Ethernet products increased during the nine months ended September 30, 2015 compared to nine months ended September 30, 2014, offset by a decrease in network and infrastructure management products. Geographically, the increase in revenues was mainly attributable to higher sales in Latin America and Asia Pacific. In Asia Pacific, there was increased order volume over the same period in the prior year from a Tier One carrier. Sales in Latin America experienced increased order volume from one of our larger South American customers in Chile. Sales in the United States decreased in the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014, primarily driven by timing of bookings from two of the region’s top customers. Sales in Europe decreased in the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014 as a result of a decrease in channel partner order volume. The foreign exchange impact to Network Equipment revenue is not material.

The following table summarizes Network Equipment revenue by geographic region (dollars in thousands):

			Favorable/(Unfavorable)
Nine months ended September 30:	2015	2014	$ Change	% Change
Revenue, excluding intersegment sales:
United States	$34,239	$39,665	$(5,426)	(14)%
Americas (Excluding the U.S.)	5,917	879	5,038	573
Europe	14,729	16,009	(1,280)	(8)
Asia Pacific	14,751	9,415	5,336	57
Total external sales	69,636	65,968	3,668	6
Sales to Network Integration group:
Europe	151	163	(12)	(7)
Total intersegment sales	151	163	(12)	(7)
Total Network Equipment revenue	$69,787	$66,131	$3,656	6%

Network Integration.     Revenue generated from Network Integration decreased $13.5 million, or 22% for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. This decrease was due to a $10.0 million, or 29% decrease in product revenue and $3.5 million, or 12% decrease in service revenues at Tecnonet primarily driven by the foreign exchange impact. Network Integration revenue would have been $59.9 million, or $10.7 million higher for the nine months ended September 30, 2015 had foreign exchange rates remained the same as they were in the nine months ended September 30, 2014. The $2.8 million decrease in Network Integration revenue on a constant currency basis for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014 was primarily attributable to a general slowdown in the Italian economy and certain delays experienced with our larger customers.

Gross Profit

The following table summarizes gross profit by segment (dollars in thousands):

			Favorable/(Unfavorable)
Nine months ended September 30:	2015	2014	$ Change	% Change	% Change constant currency (1)
Network Equipment	$35,616	$33,007	$2,609	8%	8%
Network Integration	8,031	9,742	(1,711)	(18)	—
Total before intersegment adjustments	43,647	42,749	898	2	6
Intersegment adjustments (2)	—	—	—	—	—
Total	$43,647	$42,749	$898	2%	6%

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

Consolidated gross profit increased $0.9 million, or 2% for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, principally due to the 3.5 percentage point increase in consolidated gross margins offset by a $9.9 million or 8% decrease in consolidated revenues. Consolidated gross margin for the nine months ended September 30, 2015, was 36.8% compared to 33.2% for the nine months ended September 30, 2014. The 3.5 percentage point increase was primarily due to the shift of segment revenue toward a higher percentage of total revenue coming from Network Equipment, which has higher gross margins than Network Integration. Consolidated gross profit would have been $45.4 million, or $1.7 million higher for the nine months ended September 30, 2015 had foreign exchange rates remained the same as they were in the nine months ended September 30, 2014.

Network Equipment.     Gross profit in Network Equipment increased $2.6 million, or 8%, in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, principally due to a $1.8 million, or 6%, increase in product revenue gross profit and the $0.8 million increase in service revenue gross profit. The gross profit margin for service revenues increased 4.9 percentage points to 61.5% for the nine months ended September 30, 2015 compared to 56.6% for the nine months ended September 30, 2014, while the gross profit margin for product revenues increased 0.6 percentage points to 49.7% for the nine months ended September 30, 2015 compared to 49.1% for the nine months ended September 30, 2014. The 4.9 percentage point improvement in gross profit was primarily a result of the revenue mix shift toward products that generally have higher margins, in addition to improvements made in our supply chain related to a re-alignment of outsourcing and contract manufacturing efforts that have afforded us savings in our internal overhead. The foreign exchange impact to Network Equipment gross profit is not material.

Network Integration.     Gross profit in Network Integration decreased $1.7 million, or 18%, in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to the $13.5 million, or 22%, decrease in Network Integration revenue. Gross margin for the nine months ended September 30, 2015 was 16.3%, compared to 15.6% for the nine months ended September 30, 2014, primarily due to an improvement in service revenue gross margins. Network Integration gross profit would have been $9.8 million, or $1.7 million higher for the nine months ended September 30, 2015 had foreign exchange rates remained the same as they were in the nine months ended September 30, 2014.

Operating Expenses

The following table summarizes operating expenses by segment (dollars in thousands):

			(Favorable)/Unfavorable
Nine months ended September 30:	2015	2014	$ Change	% Change	% Change constant currency (1)
Network Equipment	$34,017	$38,302	$(4,285)	(11)%	(11)%
Network Integration	4,739	5,431	(692)	(13)	7
Total before intersegment adjustments	38,756	43,733	(4,977)	(11)	(9)
Corporate unallocated operating expenses and adjustments (2)	3,713	4,415	(702)	(16)	(16)
Total	$42,469	$48,148	$(5,679)	(12)%	(10)%

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

Consolidated operating expenses were $42.5 million, or 36% of revenue, for the nine months ended September 30, 2015, compared to $48.1 million, or 37% of revenue, for the nine months ended September 30, 2014, a decrease of $5.7 million, or 12%. The $5.7 million decrease was primarily due to a decrease in Network Equipment expenses of $4.3 million, and a decrease of $0.7 million in both Network Integration and Corporate and unallocated expenses. Consolidated operating expenses would have been $43.6 million, or $1.1 million higher for the three months ended September 30, 2015 had foreign exchange rates remained the same as they were in the three months ended September 30, 2014.

Network Equipment.     Operating expenses in Network Equipment for the nine months ended September 30, 2015, were $34.0 million, or 49% of revenue, compared to $38.3 million, or 58% of revenue for the nine months ended September 30, 2014. The $4.3 million or 11% decrease was primarily comprised of a $1.5 million decrease in salaries and wages principally as a result of restructuring operations such as our move to full contract manufacturing, a $1.3 million decrease in salaries for sales support teams due to the restructuring of the teams and a $1.0 million decrease in travel and advertising related expenses. The foreign exchange impact to Network Equipment operating expenses is not material.

Network Integration.     Operating expenses in Network Integration for the nine months ended September 30, 2015, were $4.7 million, or 10% of revenue, compared to $5.4 million, or 9% of revenue, for the nine months ended September 30, 2014. The $0.7 million, or 13%, decrease was mainly due to $0.6 million decrease in sales labor and commission costs and $0.1 million decrease in travel and advertising expenses. Network Integration operating expenses would have been $5.8 million, or $1.1 million higher for the nine months ended September 30, 2015 had foreign exchange rates remained the same as they were in the nine months ended September 30, 2014.

Corporate.     Corporate operating expenses decreased $0.7 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. The $0.7 million decrease was primarily related to decreases in general and administrative charges of $0.4 million warrant revaluation charges in the prior year as well as a $0.2 million decrease in legal and other professional fees. The foreign exchange fluctuations do not impact Corporate operating expenses as the business unit is not subject to foreign exchange fluctuations since its reporting currency is U.S. dollars.
Operating Income (Loss)
The following table summarizes operating income (loss) by segment (dollars in thousands):

			Favorable/(Unfavorable)
Nine months ended September 30:	2015	2014	$ Change	% Change	% Change constant currency(1)
Network Equipment	$1,599	$(5,296)	$6,895	(130)%	(130)%
Network Integration	3,292	4,311	(1,019)	(24)	(8)
Total before intersegment adjustments	4,891	(985)	5,876	(597)	(666)
Corporate unallocated and adjustments (2)	(3,713)	(4,414)	701	(16)	(16)
Total	$1,178	$(5,399)	$6,577	(122)%	(134)%

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

The $5.7 million, or 12%, decrease in operating expenses and the $0.9 million, or 2%, increase in gross profit primarily led to a $6.6 million improvement in our operating results. Operating results included share-based compensation expense of $0.8 million and $0.7 million for the nine months ended September 30, 2015 and 2014, respectively. Our operating income would have been $1.9 million, or $0.7 million higher for the nine months ended September 30, 2015, had foreign currency exchange rates remained the same as they were in the prior year period.

Network Equipment.    Network Equipment reported operating income of $1.6 million and operating loss of $5.3 million for the nine months ended September 30, 2015 and 2014, respectively. The $6.9 million improvement in operating results was primarily driven by our $4.3 million planned decrease in operating expenses and the $2.6 million increase in gross profit. Operating margin was 2% for the nine months ended September 30, 2015, and (8)% for the nine months ended September 30, 2014. The foreign exchange impact to Network Equipment operating results is not material.

Network Integration.     Network Integration reported operating income of $3.3 million for the nine months ended September 30, 2015, compared to operating income of $4.3 million for the nine months ended September 30, 2014. The decrease in operating profit was primarily due to the 22% decrease in Network Integration revenues. Network Integration operating margin was 7% for the nine months ended September 30, 2015 and 2014. Network Integration operating income would have been $4.0 million, or $0.7 million higher for the nine months ended September 30, 2015 had foreign exchange rates remained the same as they were in the nine months ended September 30, 2014.

Interest Expense and Other Expense, Net

Interest expense was $0.2 million in the nine months ended September 30, 2015, and $0.3 million the nine months ended September 30, 2014, respectively. Other expense, net, principally includes interest income on cash, cash equivalents and investments and gains and losses on foreign currency transactions.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2015 and 2014 was $1.4 million and $1.7 million, respectively. Our income tax provision fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. The income tax expense of $1.4 million on income before provision for income taxes of $0.9 million for the nine months ended September 30, 2015, is due to income tax associated with our foreign subsidiaries that do not benefit from our federal net operating loss carryforwards. The income tax expense of $1.7 million on the loss before provision for income taxes of $5.9 million for the nine months ended September 30, 2014, is due to income tax associated with our foreign subsidiaries that do not benefit from our federal net operating loss carryforwards and from the accrual of an income tax liability, including interest and penalties, of $0.3 million on a settlement of a tax audit of Tecnonet.

During the nine months ended September 30, 2015, management determined that it no longer met the criteria for indefinite reinvestment of foreign earnings. As a result, the Company recorded a provision for deferred tax liability related to the repatriation of earnings to the U.S. in the amount of $8.7 million, offset by the recording of a $8.7 million partial release of the Company's U.S. deferred tax valuation allowance.
Liquidity and Capital Resources

During the nine months ended September 30, 2015, the Company's cash decreased $2.5 million to $19.9 million from $22.4 million. Cash outflows included a net loss of $0.5 million adjusted for non-cash expenses of $2.6 million, which included depreciation and amortization, share-based compensation, provision for doubtful accounts, deferred taxes and a gain on disposition of property and equipment to arrive at total $2.1 million net income adjusted for non-cash expenses. In addition, there were net cash outflows from working capital of approximately $4.0 million, primarily consisting of a $4.6 million increase in accounts and other receivables due to increased factoring of receivables at Tecnonet, a $1.9 million increase in other assets, and a $0.7 million decrease in inventory due to timing of shipments, offset by a $1.4 million increase in accounts payable and accrued liabilities due to timing of payments. Net cash used in investing activities included $1.2 million in purchases of property, plant, and equipment. Net cash used in financing activities included $4.9 million used to purchase shares of the Company's common stock, partially offset by $0.1 million proceeds received from stock option exercises, payments on short-term debt of $7.7 million at Tecnonet, partially offset by additional borrowings of $5.6 million, at Tecnonet.

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

The following table summarizes MRV's cash position, including cash and cash equivalents, restricted time deposits and our short-term debt position (in thousands):

	September 30, 2015	December 31, 2014
Cash
Cash and cash equivalents	$19,914	$22,422
Restricted time deposits	190	235
	20,104	22,657
Short-term debt	2,887	5,402
Cash in excess of debt	$17,217	$17,255
Ratio of cash to debt (1)	7.0	4.2

(1)	Determined by dividing total cash by total debt.

Short-term Debt

Our short-term debt is related to Tecnonet, our Italian Network Integration subsidiary. Customer accounts receivables of Tecnonet have been pledged as collateral on the related borrowings.

The following table summarizes our short-term debt (in thousands):

	September 30, 2015	December 31, 2014	Increase (decrease)
Lines of credit secured by accounts receivable	$2,887	$5,402	$(2,515)

The $2.5 million decrease in short-term debt at September 30, 2015 compared to December 31, 2014, includes additional borrowings of $5.6 million, offset by payments of $7.7 million.

Working Capital

The following table summarizes our working capital position (in thousands).

	September 30, 2015	December 31, 2014
Current assets	$93,235	$105,412
Current liabilities	52,532	58,331
Working capital	$40,703	$47,081
Current ratio (1)	1.8	1.8

(1)	Determined by dividing total current assets by total current liabilities.

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

Contractual Obligations

During the three months ended September 30, 2015, there were no material changes in our contractual obligations.

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

Market risk represents the risk of loss that may impact our Condensed Consolidated Financial Statements through adverse changes in financial market prices and rates and inflation. Our market risk exposure results primarily from fluctuations in foreign exchange and interest rates. We manage our exposure to these market risks through our regular operating and financing activities and, in certain instances, through the use of derivative financial instruments. These derivative instruments are used to manage risks of volatility in interest and foreign exchange rate movements on certain assets, liabilities or anticipated transactions and create a relationship in which gains or losses on derivative instruments are expected to counter-balance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. As of September 30, 2015, we did not have any such derivative financial instruments outstanding.

Interest Rates.    Our investments and short-term borrowings expose us to interest rate fluctuations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits. Our variable-rate short-term borrowings are also subject to limited interest rate risk because of their short-term maturities. Through certain foreign offices, and from time to time, we enter into interest rate swap contracts. As of September 30, 2015, we did not have any interest rate swap contracts outstanding. The economic purpose of entering into interest rate swap contracts is to protect our variable interest debt from significant interest rate fluctuations.

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

Through certain foreign offices, and from time to time, we enter into foreign exchange contracts in an effort to minimize the currency exchange risk related to accounts receivable or purchase commitments denominated in foreign currencies. These contracts cover periods commensurate with known or expected exposures, generally less than three months. As of September 30, 2015, we did not have any foreign exchange contracts outstanding.

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

When we translate the financial position and results of operations of subsidiaries with functional currencies other than the U.S. dollar, we recognize a translation gain or loss as a component of other comprehensive income (loss). Approximately 53% and 65% of our cost of sales and operating expenses are reported by these subsidiaries for the nine months ended September 30, 2015 and 2014, respectively. These currencies were generally weaker against the U.S. dollar for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, so revenues and expenses in these countries translated into fewer dollars than they would have in the same period in 2014. For the nine months ended September 30, 2015, we had approximately:

•	$45.8 million in cost of goods and operating expenses recorded in euros;

•	$0.8 million in cost of goods and operating expenses recorded in Taiwan dollars.

Had rates of these various foreign currencies been 10% higher relative to the U.S. dollar during the nine months ended September 30, 2015, our costs would have increased to approximately:

•	$50.4 million cost of goods and operating expenses recorded in euros;

•	$0.9 million in cost of goods and operating expenses recorded in Taiwan dollars.

Fluctuations in currency exchange rates of foreign currencies have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements. The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands).

	September 30, 2015	December 31, 2014
U.S. dollars	$12,676	$15,375
Euros	5,853	5,089
Taiwan dollars	182	137
Israeli new shekels	508	1,110
Other	695	711
Total cash and cash equivalents	$19,914	$22,422

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

As described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2014, we also identified a material weakness in internal controls over financial reporting related to the inadequate design and operating effectiveness of internal controls over the utilization of spreadsheets in the reconciliation and review process supporting certain account balances within the consolidated financial statements. Over the past quarter, we have implemented several measures, including working with business areas to identify our large and complex material spreadsheets and implementing policy guidelines regarding access control, version control, input, security and integrity of data, change management, overall analytics and segregation of duties over those spreadsheets.

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

Except as noted in the preceding paragraphs of this Item 4, there was no change in our internal control over financial reporting during the three and nine months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2014, a former customer of Tecnonet S.p.A.("Tecnonet"), the Company's Italian subsidiary, filed a claim in an Italian civil court alleging that Tecnonet, and two of its third-party subcontractors, breached certain supply agreements with the customer, entered into between 2009 and 2011, by failing to have performed the contracted services. The plaintiff further alleged that Tecnonet was aware, at the time of entering into the supply agreements, that the customer’s managing director had a conflict of interest involving the subcontractors. The plaintiff claimed damages and restitution from Tecnonet and the subcontractors, jointly and severally, of approximately $3.0 million in the aggregate, plus costs. On July 21, 2015, Tecnonet and the plaintiff entered into an agreement to settle the lawsuit for a one-time cash payment, which had been accrued at June 30, 2015 and December 31, 2014. The settlement for this litigation was paid during the quarter ended September 30, 2015. Accordingly, we now consider this matter to be closed.

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

In connection with the sale by MRV of Source Photonics, Inc. (“SPI”) in October 2010, MRV agreed to indemnify the buyer against certain claims brought after the closing for prior-occurring events. The Company has received a notice from SPI, advising the Company of a tax audit for periods including tax returns filed prior to the acquisition of SPI by the buyer. MRV believes that it has meritorious defenses to the extent a formal indemnification claim is asserted and has submitted the potential claim to its insurer.  MRV intends to vigorously contest any claim; however, no formal legal proceeding has been commenced, and MRV can provide no assurance that such claim would not have a material adverse effect on its business, operating results or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On December 16, 2014, the Company's Board of Directors approved a repurchase of shares of Common Stock of the Company in an amount up to $8.0 million under a share repurchase plan that expires on November 13, 2015. The Company had no share repurchases settle under this program through December 31, 2014. During the three months ended September 30, 2015, the Company repurchased 33,621 shares at a total cost of approximately $0.4 million excluding commission under this share repurchase plan. The Company has repurchased 502,077 shares at a total cost of approximately $4.9 million excluding commission under this share repurchase plan through September 30, 2015. As of September 30, 2015, the Company had remaining authority to repurchase shares up to an additional $3.1 million excluding commission under this share repurchase plan prior to its expiration.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum amount remaining for purchase under the repurchase plan
July 1, 2015 to July 31, 2015	33,621	$11.67	33,621	$3,064,065
August 1, 2015 to August 31, 2015	—	$—	—	$—
September 1, 2015 to September 30, 2015	—	$—	—	$—
Total	33,621	$11.67	33,621

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2015.

MRV COMMUNICATIONS, INC.

By: /s/ Mark J. Bonney
Mark J. Bonney
Chief Executive Officer
Principal Executive Officer

By: /s/ Stephen G. Krulik
Stephen G. Krulik
Chief Financial Officer
Principal Financial and Accounting Officer