Form 10-K
period 2015-12-31
MRV COMMUNICATIONS INC
filed 2016-03-09
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
_______________________

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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

(818) 773-0900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered:
Common Stock, $0.0017 Par Value Per Share	Nasdaq Capital Market
Series A Junior Participating Preferred Stock Purchase Rights	Nasdaq Capital Market

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the Registrant's Common Stock held by non-affiliates based upon the closing price of a share of the Registrant's Common Stock on June 30, 2015 (based upon the closing sale price of such shares on the NASDAQ on June 30, 2015) was $56,102,726. The number of shares of Common Stock, $0.0017 par value, outstanding as of March 7, 2016 — 6,984,061.

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

MRV Communications, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2015

PART I
Item 1.    Business.
Company Background
At MRV Communications, Inc. ("MRV" or the "Company"), we design, develop and sell products and services that enable our customers to build reliable, scalable and cost effective networks.
We develop our products and services to meet the needs of telecommunications service providers and cable operators (collectively “Service Providers”), data center operators, government entities and enterprises, including the educational, financial, healthcare and equipment manufacturing segments in North, South and Central America (“Americas”), Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”).
Our technologies, platforms and expertise enable our customers to overcome the challenge of orchestrating the ever-increasing need for capacity while improving service delivery and lowering network costs for critical applications such as, high-capacity business services, mobile backhaul and data center connectivity.
In December 2015, we sold our Network Integration business, which consisted of one business unit in Italy, Tecnonet S.p.A. ("Tecnonet") that provided end-to-end solutions including consulting, installation and support and managed services for fixed line, cable and mobile communications networks.

Our remaining reporting segment, Network Equipment includes two business units: Optical Communications Systems division ("OCS") and Appointech, Inc. ("Appointech"), a Taiwan based business that provides design and manufacturing of fiber optic modules for the fiber-optic communications industry. As of December 31, 2015, OCS had 255 employees and Appointech had 13 employees.
MRV was organized in July 1988 as MRV Technologies, Inc., a California corporation. In April 1992, we reincorporated in Delaware and changed the company name to MRV Communications, Inc. Our corporate headquarters are located in Chatsworth, California and our website address is www.mrv.com.
Strategy
We deliver highly scalable packet and optical edge solutions and network infrastructure management solutions that enable our customers to reliably grow the revenue they generate from their networks while supporting their efforts to reduce operational costs and operate more efficiently. Our strategy is to position our hardware, software and service offerings to meet the current and future needs of Service Providers, data center operators and other customers in our target vertical markets.
Strong Market Drivers
We believe the long-term growth of metro networking investments and the demand for our packet and optical products will be fueled by the increasing demand for more bandwidth capacity, higher connection speeds, and more service flexibility. The massive proliferation of video media creation and sharing, the shift to mobile and the rise of cloud-based services and remote data storage networks are collectively driving exponential growth in bandwidth consumption. As a result of ongoing bandwidth demand and network architectural changes, Service Providers are upgrading their metro network infrastructure, a trend that we expect benefits network equipment manufacturers like us. Gartner, Inc., a market research company in the telecommunications industry, in its January 27, 2016 report, forecasts a compound annual growth of 2.4% from 2013 through 2018, resulting in a $2.5 trillion market by 2018. Carrier network infrastructure and telecom operations management systems, two segments that can benefit from the MRV solution set, are the two segments with the strongest growth between 2013 and 2018. Additionally, we have seen significant growth in the number of data centers, particularly in metro areas as customers move to 100G solutions and beyond. We believe that the requirements of data center operators - high density, low power consumption, limited rack space, low latency, faster service turn-ups with embedded diagnostic tools and desire for simplicity - all favor the MRV solution set.
Credibility as a Leading Global Supplier of Network Equipment
Our customers will generally make a long-term commitment to a select few network equipment vendors; they need to be assured that their chosen vendors are credible and reliable. For more than two decades, the most demanding service providers, Fortune 1000 companies and governments worldwide have trusted MRV to provide best-in-class solutions for their mission-critical network operations. With an installed base of equipment valued at an original purchase cost exceeding $2 billion, MRV solutions are field proven.

Comprehensive Product Portfolio
We offer a comprehensive portfolio of packet and optical solutions enabling the access, aggregation, transport, and management of various communications traffic for fixed line, cable, content delivery, cloud-based and mobile communications networks. Our product portfolio of packet and optical platforms places us at the nexus of two important trends in networking today: the convergence of optical and packet networking and the extension of fiber-based networking technologies to connect the end user to content and interconnect data intensive cloud traffic between data centers. Our infrastructure management solutions complement our packet and optical communications products and enable focused solutions for network monitoring and lab automation for network equipment manufacturers and Service Providers. We believe that our comprehensive product portfolio gives us a strong competitive advantage as it enables us to gain multiple points of entry to reach our target customers and it also provides us with broad visibility into our customers’ networks, enabling us to gain valuable insights into our customers’ current and future networking requirements.
Building on Technology Leadership
As a pioneer and technological leader for over 25 years, we have established a reputation for high quality and innovation across a broad array of product and service offerings, including integrated packet and optical equipment and services connecting communication networks that transport digital data, voice and video across metropolitan and regional networks. Our comprehensive product portfolio for metro networks enable the delivery of next generation high-capacity services over any fiber infrastructure, facilitating network transformation and increasing efficiency, while reducing complexity and costs. We maintain three development centers covering packet, optical and software technologies and continue to invest in innovation across each of our platforms. As an example of our commitment to innovation, we recently introduced OptiPacket® (OP-X models), which leverages the field-proven technology and expertise of MRV’s existing solutions into an all-in-one, highly flexible, intelligent packet aggregation architecture. Our vision is to help our customers simplify and converge their networks, enabling them to seamlessly deliver multi-layer services over the same metro service edge. This, along with the solution’s industry-leading bandwidth capacity, port density, and power efficiency, makes it easier to manage unpredictable bandwidth demand and creates a strong foundation for Software-Defined Networking (SDN), Network Function Virtualization (NFV), and consequently enable highly beneficial metro network transformation. In 2015, we invested 23% of revenue in product development and engineering.

Partnership with our Customers

We work very closely with our customers to develop products and services to meet their specific and evolving requirements. In some cases, our own employees work and operate within our customers’ premises, which provides us with a deep appreciation for our customers’ requirements and challenges. The insights that we gain from our intimate customer partnerships informs our product roadmaps and ensures that our development efforts are focused on solving real customer issues.
Sale of Tecnonet and Positioning MRV as a “Pure Play”
On August 10, 2015, we announced that we entered into a shares purchase agreement (“the Purchase Agreement”) with Maticmind S.p.A., (the “Purchaser”), a company incorporated under the laws of Italy, for the sale of all of the shares of our wholly-owned subsidiary Tecnonet. We believe that the sale of Tecnonet enables us to focus our attention on growing our core network equipment business and will enhance the clarity and visibility of the MRV brand in the marketplace.
The sale of Tecnonet has also enabled us to strengthen our balance sheet. The consideration for the transaction included a cash payment by the Purchaser to the Company of €15.6 million (approximately $17.0 million) at closing plus a cash payment by Tecnonet to the Company of €4.1 million (approximately $4.6 million) prior to closing to repay an outstanding intercompany obligation. Tecnonet procured third party debt financing and repaid the loan in full in two payments: €1.5 million was received during the quarter ended September 30, 2015, with the remaining amount received during October 2015. The Purchaser assumed this debt at closing pursuant to the Purchase Agreement. On December 1, 2015, the sale of Tecnonet was approved by the Company's stockholders at the Company's special meeting of stockholders. On December 3, 2015, the Company completed the sale of all of the shares of Tecnonet. On February 19, 2016, the Company received a payment of €4.3 million (approximately $4.8 million) representing the post-closing purchase price adjustment pursuant to the Purchase Agreement. The Purchase Agreement also contains customary representations, warranties, covenants and indemnification obligations.

At the discretion of our Board of Directors, we may use a portion of our existing balances of cash and cash equivalents to provide liquidity to our shareholders through one or more special dividends or the repurchase of additional shares of our common stock, make investments in other businesses and pursue other strategic opportunities or a combination thereof.
The historical financial results of Tecnonet prior to the date of sale are reclassified as discontinued operations for all periods presented. Cash flows from discontinued operations are presented separately from the cash flows from continuing operations in the accompanying Consolidated Statements of Cash Flows. (See Note 3, Discontinued Operations)
Focused Sales and Marketing Strategy
While we serve a broad range of customers including large global service providers, small regional carriers, enterprises, educational institutions and governments, our strategy is to focus our sales and marketing efforts on servicing existing customers across our wide base while also focusing on developing new opportunities with smaller regional Service Providers and data center operators such as Carrier Neutral Providers including internet exchanges and other data center operators. We believe that recent consolidation among network equipment vendors has created an opportunity for MRV to grow its business among smaller customers who may now be overlooked.
Markets Served
MRV primarily serves the following markets:
Service Providers
Historically, Service Providers have been categorized separately as telecommunications service providers or cable operators, but in recent years, service providers have converged through acquisitions, mergers, and partnerships so we consider the providers as a group. Our telecommunications service provider customer base includes international, national and regional telecommunications carriers, both wireline and wireless. Telecommunications service providers are under increasing competitive pressure, primarily from emerging competitors that offer similar services at competitive prices. Additionally, as the Internet has become ubiquitous and consumers demand significantly more mobile, providers of content delivery and cloud-based services have been driving the need for more flexible high bandwidth applications. Our products and services enable both established and emerging telecommunications service providers to transition their existing network infrastructures to deliver a broader mix of higher bandwidth services to consumers and enterprises. We provide products that enable telecommunications service providers to support demand for video delivery, broadband data and video and wireless broadband services. Additionally, we enable these telecommunications service providers to sell wholesale services to each other thereby building wider network access for the end user.
Our cable operator customers include leading cable and multiple system operators in the United States and internationally. These customers rely upon us for a wide range of products including Carrier-grade, optical Ethernet transport and switching equipment. Our networking products allow our cable operator customers to integrate voice, video and data applications over a converged packet-optical infrastructure. This enables our customers to grow bandwidth capacity and lower the operational expense of supporting disparate networks. By enabling this network convergence, cable operators can expand their end user offerings to include high-value service bundles. Our products support key cable applications including broadcast video, Voice over Internet Protocol ("VoIP"), video on demand, broadband data services and services for enterprises.
Data Center Operators
Our customers include leading data center operators. This market segment includes a wide range of data centers, including co-location companies, Internet exchange centers, web service companies, cloud and content providers, and large enterprises. These customers are witnessing an increasing demand for flexible bandwidth between sites. Driven by the growing use of streaming video services (enterprise demand for cloud services as well as the virtualization of data center operations) data center operators are faced with the challenge of quickly connecting large campuses with very high bandwidth across metro and regional distances. The data center market is an important growth area also for traditional service providers and for enterprises that continue to transition toward cloud services. Cloud services are an important offering for service providers that enables them to retain customers and as a source of revenue in a market segment that will expand for many years to come. In light of these facts, we see this market segment as a guiding reference to the service provider market.

Other Markets
In addition to Service Providers and Data Center Operators, we also supply Network Equipment Manufacturers, Government Entities and Enterprises. Our network equipment manufacturer customers incorporate our infrastructure management and automation products to increase the efficiency in the test lab environment, enabling more tests in less time with fewer resources and with added flexibility. Our enterprise customers include small to large commercial organizations from every industry with IT requirements, including end users in the healthcare, financial, retail, industrial and technology industries, as well as schools and universities. Our government customers include federal, state and local agencies in the United States and internationally.

Major Customers

Revenue from one customer accounted for 19%, 11% and 5% of our consolidated revenue for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, amounts due from this customer accounted for 15% and 22% of our consolidated gross accounts receivables, respectively. Revenue from another customer accounted for 12%, 12% and 15% of our consolidated revenue for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, amounts due from this customer accounted for 5% and 1% of our consolidated gross accounts receivables, respectively.

Products and Services

Our comprehensive portfolio of field-proven packet and optical communications solutions empower digital network transformation in access and metro networks, enabling convergence of historically separate Ethernet and Optical Transport technologies to expand capacity and provide the packet-level intelligence needed to support today's services. MRV packet and optical products can be used as complete end-to-end solution for metro networks or as independent elements within a large heterogeneous network with field-proven interoperability.

Our products and services include:

•	Optical Transport products;

•	Packet/Carrier Ethernet products;

•	Network management products; and

•	Infrastructure management products
Optical Transport Products
Optical Transport refers to the transmission of data signals through a fiber optic cable. One of the more common techniques utilized for Optical Transport optimization is Wave Division Multiplexing, or WDM. Multiple wavelengths are combined, or multiplexed, utilizing different wavelengths of light as individual communications transport channels, and passed through a single optical fiber. MRV's Optical Transport portfolio addresses the rapidly increasing demand for transport capacity, multiple services and end-to-end management to the network optical edge enabling access, metro and regional long-haul optical communications. With the integration of WDM and Ethernet packet functionality, MRV is delivering advanced packet-optical transport solutions. MRV’s best-of-breed optical transport proposition provides a scalable and flexible Optical Transport solution with a robust and simplified system architecture that provides entry level access platforms to high-end solutions that can support up to 8 Tbps per fiber pair. MRV's optical transport portfolio offers a pay-as-you-grow cost-effective business model to meet the significantly increasing bandwidth demands in today’s networks.  Our products provide carriers, enterprises, data center and Internet exchange providers with a comprehensive solution that features simplicity, compact size, low latency small footprint and low power consumption.

OptiDriver® is the most recent addition to MRV’s comprehensive family of advanced optical transport network elements. Designed to offer the industry’s highest density 10Gbps and 100Gbps transport, with more than 80 wavelengths in only 10RU, OptiDriver is engineered to support the latest advances in optical technologies, including intelligent optical automated ROADM networks and 100Gbps transport. OptiDriver is designed from the ground up to reduce the capital costs and operational expenses of our customers. A flexible shelf and component architecture dramatically lowers initial and ongoing hardware costs, simplifies operations, and minimizes power and space requirements. Multifunction hardware allows a minimum number of components to serve the maximum variety of applications, including Ethernet, OTN, TDM, Fibre Channel, ESCON/FICON, Infiniband, and others. Built-in testing and rapid turn up features lower operational and costs of installation and significantly decrease time to revenue. OptiDriver is fully integrated into MRV’s advanced Pro-Vision® service provisioning and management software, which operates seamlessly in a mixed network of MRV’s Optical and Carrier Ethernet systems.

The Fiber Driver® optical multi-service access product line provides a full range of services including demarcation, media conversion, signal repeating and fiber-optimization solutions. The Fiber Driver line includes several families of products with the flexibility for any type of optical or copper technology, covering virtually every protocol in use in networking today.

Packet/Carrier Ethernet Products

Carrier Ethernet service growth is driven by the fact that many Service Providers and other customers seek to reduce their network costs and improve their service flexibility. Customers and service providers get a better per-bit cost for Ethernet services and enjoy the scalability over fiber optic networks. The maturity of carrier Ethernet technology and massive infrastructure changes from legacy to next generation packet network requires highly intelligent demarcation and first mile aggregation equipment to serve both wireline and wireless/mobile services.

The OptiSwitch® Carrier Ethernet service demarcation and first-mile aggregation series delivers best-of-breed capabilities that enable carriers and service providers to deliver assured SLA services that create new revenue streams with an attractive return on investment for our customers. Major Tier-1 service providers have deployed OptiSwitch in their networks and will benefit from the new standardized Carrier Ethernet 2.0 features, including multi class of service, interconnect and manageability. These features are critical for enabling high-revenue services like LTE 4G mobile backhaul, business Ethernet services and cloud access services. An integral part of the OptiSwitch CE 2.0 solution is MRV's Pro-Vision®, an industry recognized and award-wining Service Provisioning and Management software, that enables carriers to simplify Ethernet service delivery, accelerate time-to-market for new applications and provides centralized service visibility, intelligence along with substantial OPEX reductions.

OptiPacket® is the most recent addition to MRV’s comprehensive portfolio. Metro networks continue to expand and require more intelligent high-density aggregation with a focus on 10G and 100G packet switched services. This product opens new market segments in Metro Service Edge that enables a broader solution to our customers' needs while providing more strategic value with end-to-end solutions for smaller service providers and carriers. OptiPacket upgrades our solution from the metro access market to the metro service edge market. Our strategy is to combine a broader metro solution that extends from OptiSwitch in the access domain to OptiPacket in the metro service aggregation domain to OptiDriver in the optical transport domain, all manageable and operable with our Pro-Vision® service delivery software. The OptiPacket series is a carrier-class, high capacity provider edge aggregator with a packet-optical roadmap positioned for multi-layer service convergence, intelligence, and high capacity aggregation needed for next-gen Metro networks. The new OptiPacket® (OP-X models) combines the field-proven technology and expertise of MRV’s optical and packet product families into an all-in-one, highly flexible, intelligent architecture. Our vision is to help service providers simplify and converge their networks. By optimizing the platform for new dynamic services and integration with our optical products, MRV is enabling service providers to seamlessly deliver multi-layer services over the same metro service edge. This, along with the solution’s industry-leading bandwidth capacity, port density, and power efficiency makes it easier for service providers to manage unpredictable bandwidth demand and create a strong foundation for Software-Defined Networking (SDN), Network Function Virtualization (NFV), and consequently enable highly beneficial metro network transformation.

Capitalizing on the latest innovations in packet and virtualized technologies, the new OptiPacket® platform offers outstanding efficiency and intelligence to support ultra-high-density 10Gbps and 100 Gbps services. Service providers are able to deploy the OptiPacket® platform as a packet-optimized solution in high-capacity mega POPs for metro aggregation applications, or utilize it as an access platform for 100G Carrier Ethernet demarcation services. The flexibility of the OptiPacket® platform is fully maximized when used as a converged packet-optical solution with MRV's optical transport products and combined under the same management and provisioning software, Pro-Vision® according to a service provider’s network demands.

Network Management

Pro-Vision® is designed to improve operational efficiency by unifying the management of packet switching and optical transport equipment. Pro-Vision is the orchestration software overlay that enables convergence of the packet and optical layers into a robust network capable of efficiently supporting new and existing services. Pro-Vision® is MRV's service orchestration platform that gives service providers the automated tools to design, provision, manage, diagnose, visualize and optimize both packet and optical access networks. It seamlessly automates the provisioning, orchestration and management of thousands of network elements and millions of services. Pro-Vision's packet and optical tools bring a new level of service control to networks and provide a suite of applications for automated service provisioning, assurance, monitoring, reporting, inventory and maintenance. It is a centralized carrier-class, web based platform that uses intuitive GUI based displays and offers powerful methods to reduce operational expense and paves the way for the software defined network of the future.

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
Worldwide Sales and Marketing
As of December 31, 2015, our worldwide sales and marketing organization consisted of 70 employees, including sales representatives, pre- & post- sales technical support, product line management, technical marketing, marketing communications and management. We have field sales personnel in more than nine countries involved in the sales and distribution of our products, as well as providing pre- & post- sales technical support to end users of our products. We sell and service our products both directly and through channel partners including distributors, value-added resellers and system integrators.
We employ various methods, such as public relations, advertising, and trade shows, in an effort to build awareness of our products and to establish our corporate MRV brand name. We conduct our public relations activities both internally and through relationships with outside agencies. We focus on major public relations activities concentrated around new product introductions, corporate partnerships and other events of interest to the market. We supplement our public relations through media advertising programs, including electronic media and attendance at various trade shows worldwide throughout the year.
Competition
The communications equipment industry is intensely competitive. We compete directly with a number of established and emerging networking companies.
Our direct competitors in networking products, switches, routers and media converters generally include: Adtran, ADVA Optical Networking, BATM Advanced Communications, Ciena Corporation, Cisco Systems, Inc., Coriant, ECI Telecom Ltd., Ekinops, Ericsson, Fujitsu Limited, Huawei Technologies Ltd., Infinera Corporation, Juniper Networks, Nokia Siemens Networks BV, and RAD Data Communications, Ltd..

Many of our larger competitors offer customers a broader product line, which provides a more comprehensive networking solution than we provide. Accordingly, in certain markets, we have collaborated with other vendors in order to provide a comprehensive solution to customers.

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
Product Development and Engineering
We believe that in order to maintain our technological competitiveness and to serve our customers better, we must continually enhance our existing products and continue to develop new products. Accordingly, we focus a significant amount of resources on product development and engineering. Product development and engineering expenses were $20.4 million, $20.8 million, and $19.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.
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
Employees
As of December 31, 2015, MRV employed 268 employees. Of these employees, 102 were in product development and engineering, 59 were in manufacturing, and 107 were in sales, marketing and general administration. Of these employees, 129 work in locations outside the United States.
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
Revenue by Segment and Geography
We currently have one reporting segment: Network Equipment. Until the third quarter of 2015, we operated as two segments. Please refer to Note 13 "Geographic Information" for further information.

Financial information for revenue, total assets and breakdown by geographic region is included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8 "Financial Statements and Supplemental Data" of this Form 10-K.

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
We did not achieve profitability on a consolidated basis for the years ended December 31, 2015 and 2014, and may not achieve profitability in the future.
We did not achieve profitability for the years ended December 31, 2015 and 2014 on a consolidated basis, and we expect to continue to incur significant product development, sales and marketing and general and administrative expenses, and costs related to improving efficiency in the near term. As a result, we will need to continue our efforts to contain expense levels and increase revenue levels in an effort to achieve profitability in the future. We may not be successful in our efforts to contain expense levels and increase revenue levels, and we may not attain profitability on a sustained basis or at all.

Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address, including the cyclical nature of and volatility in the network equipment industry.

Our Network Equipment business is a global business with a significant presence in Europe which is experiencing difficult economic conditions. Such conditions are characterized by decreases in product demand, excess customer inventories, and accelerated price erosion, and may be interspersed with, or followed by, significant and temporary increased demand in products. Further, these markets are cyclical and subject to rapid change and evolving industry standards. These factors could cause substantial fluctuations in our revenue, gross margins and results of operations, and may cause difficulty in predicting demand and short-term production needs. In addition, during downturns some competitors become more aggressive in their pricing practices, which, if we follow their actions, could adversely impact our product gross margins. Any downturns in the network equipment markets may be severe and prolonged or intermittent, and any failure to fully recover from downturns of these industries or the markets in which we operate could seriously impact our revenue and harm our business, financial condition and results of operations. The network equipment industries also periodically experience increased demand and production capacity constraints, which may affect our ability to ship products in a timely manner and may cause delivery penalties. Accordingly, our operating results may vary significantly as a result of the general conditions in the network equipment industries, which could cause large fluctuations in our stock price.

Many other factors have the potential to significantly impact our business, such as concerns about inflation and deflation, deterioration in credit availability due to economic downturns or instability on a local or global level, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the communications markets, reduced availability of insurance coverage or reduced ability to pay claims by insurance carriers, international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions may make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to reduce spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit or could even need to file for bankruptcy. Either of these circumstances could result in an impairment of their ability to make timely payments to us. If these circumstances were to occur, we may be required to increase our allowance for doubtful accounts. Historically, a portion of our business has not come from the end customer directly, and we have experienced growth patterns that are different than what the end customer demand might be, particularly during periods of high volatility. This can manifest itself in periods of growth in excess of our customers' growth followed by periods of under-shipment before the volatility abates as our customers adjust their inventory levels. Given recent economic conditions it is possible that any correlation will continue to be less predictable and will result in increased volatility in our operating results and stock price. We cannot predict the timing, strength or duration of any economic slowdown or recovery, worldwide, in the network equipment industry or in the markets in which we operate. If the economy or the markets in which we operate deviate from present levels or deteriorate, we may record additional charges related to restructuring costs and the impairment of goodwill and long-lived assets, and our business, financial condition and results of operations may be materially and adversely affected. The impact of market volatility is not limited to revenue but may also affect our product gross margins and other financial metrics.

A few customers account for a substantial portion of our sales, increasing both our dependence on a few revenue sources and the risk that our operations will suffer materially if a significant customer stops ordering from us or substantially reduces its business with us.

Revenue from two customers accounted for 31%, 23% and 20% of our consolidated revenues for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, amounts due from one of those customers accounted for 15% and 22% of our consolidated gross accounts receivables, respectively. While our financial performance benefited from substantial sales to these customers, because of the magnitude of sales to these customers, our results would suffer if we were to lose their business. Additionally, if those customers, or other significant customers, made substantial reductions in order volume or stopped paying their invoices when due, our results of operations would suffer unless we were able to replace the orders or collect on the payments due. Both customers are major telecom companies, one operating in Australia and one in North America.

Our quarterly operating results are subject to significant fluctuations, and you should not rely on them as an indication of our future performance. Our operating results could fluctuate significantly from quarter to quarter and year to year.

Our operating results for a particular quarter are difficult to predict. Our revenue, gross margins and operating results could fluctuate substantially from quarter to quarter and from year to year as a whole. This could result from any one or a combination of factors such as:

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

•	the relative success of our efforts to continually reduce product manufacturing costs;

•	our introduction of new products, with initial sales at relatively small volumes with resulting higher production costs, and the rate of market acceptance of the products;

•	delays or reductions in customer purchases of our products in anticipation of the introduction of new and enhanced products by us or our competitors;

•	the timing of capital spending of our customers;

•	currency fluctuations;

•	the ability of our customers to pay for our products;

•	general economic conditions; and

•	changes in conditions specific to our business.

Moreover, the volume and timing of orders we receive during a quarter are difficult to forecast. Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products. This customer evaluation and qualification process frequently results in a lengthy initial sales cycle of up to one year or more. We may also expend significant management effort and order long lead-time components or materials prior to receiving an order. Further, our customers encounter uncertain and changing demand for their products. Customers generally order based on their forecasts. If demand falls below these forecasts or if customers do not control inventories effectively, they may cancel or reschedule shipments previously ordered from us even after acceptance of orders. We do not recognize revenue until a product has been shipped to a customer, all significant vendor obligations have been performed, and collection is considered reasonably assured. Our expense levels during any particular period are based, in part, on expectations of future sales. If sales in a particular quarter do not meet expectations, our operating results could be materially adversely affected.
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

We are making significant investments in engineering and product and software development. These investments will negatively affect our short-term operating results, and may achieve delayed, or lower than expected, benefits which could harm our long-term operating results.
While we intend to focus on managing our costs and expenses, the investments in engineering and development will impact our short-term operating results, as we are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our long-term operating results may be adversely affected.

Competition is ever increasing, and we face additional challenges when entering into new markets which could reduce our revenue and gross margins or cause us to lose market share.
The network equipment industry is intensely competitive, and we must continually compete against new products from larger, better capitalized global competitors while we must also compete against aggressive pricing from low-cost producers in Asia and elsewhere.
Many of our competitors have significantly greater financial, technical, marketing, distribution, sales and customer support organizations and other resources and larger installed customer bases than we have. Our competitors continually introduce new competitive products, and may be able to devote greater resources to the development, promotion, sale and support of their products. Moreover, recent consolidation in our markets may enhance these competitive advantages of some of our competitors. They may also be able to leverage their buying power with vendors to give them preferential treatment in delivery of high-demand products in times of supply constraint. Many of our larger competitors offer customers broader product lines, which provide a more comprehensive networking solution than we provide. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. In addition, several of our competitors have large market capitalizations, have substantially larger cash reserves, and are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines and give them a strategic advantage. Accordingly, in certain regional markets we have collaborated with other vendors in an effort to enhance our overall capability in providing products and services, and we focus on consolidating our purchasing programs globally to improve purchasing power with vendors.
Additional competitors may enter the market from regions of the world, including China, which offer lower labor costs as well as government incentives that may not be available to MRV. As a result of such advantages, such companies may threaten our business with products that are more competitively priced, have increased performance or functionality, or incorporate technological advances that we have not yet developed or implemented, and may be able to react more quickly to changing customer requirements and expectations. There is also the risk that other network system vendors may enter or re-enter the subsystem market and begin to manufacture in-house the networking subsystems incorporated into their network systems. We also expect to encounter potential customers that, because of existing relationships with our competitors, are committed to the products offered by these competitors. As a result of the foregoing factors, we expect that competitive pressures may result in price reductions, reduced or negative margins or loss of market share in our markets.

Our markets are subject to rapid technological change, and to compete effectively, we must continually introduce new products that achieve market acceptance.

The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We expect that new technologies will emerge as competition and the need for higher and more cost effective transmission capacity, or bandwidth, increases. Our future performance will depend on the successful development of new and enhanced products that address these changes and other customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. We have in the past experienced delays in product development and these delays may occur in the future. Therefore, to the extent that customers defer or cancel orders in the expectation of a new product release or there is any delay in development or introduction of our new products or enhancements of our products, our operating results could suffer.

During the years ended December 31, 2015 and 2014, product development and engineering expenses accounted for 23% and 24% of revenue, respectively. In 2016, we are investing further in our engineering staff and the development of our product lines, and expect this expense to increase. Introduction of new products and product enhancements will require that we effectively transfer production processes from development to manufacturing and coordinate our efforts with those of our manufacturers and suppliers to achieve volume production rapidly. If we fail to transfer production processes effectively, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;

•	difficulties in hiring and retaining necessary technical personnel;

•	difficulties in reallocating engineering resources and overcoming resource limitations;

•	difficulties with contract manufacturers;

•	changing market or competitive product requirements; and

•	unanticipated engineering complexities.
The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. In order to compete, we must be able to deliver to customers products that are highly reliable, operate with their existing equipment, lower their costs of acquisition, installation and maintenance, and provide an overall cost-effective solution. We may not be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, our new products may not gain market acceptance or we may not be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Our failure to respond effectively to technological changes could significantly harm our business.
Our products are deployed in large and complex systems and may contain defects that are not detected until after our products have been installed, which may cause us to incur significant costs, divert our attention from product development efforts, or damage our reputation and cause us to lose customers.
Our products are complex and undergo internal quality testing and qualification as well as formal qualification by our customers. However, defects may be found from time to time. Our customers' testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios and over varying amounts of time. For various reasons, including the occurrence of performance problems that are unforeseeable in testing or that are detected only when products age or are operated under peak stress conditions, our products may fail to perform as expected long after customer acceptance. Failures could result from faulty components or design, problems in manufacturing or other unforeseen reasons. As a result, we could incur significant costs to repair and/or replace defective products under warranty, particularly when such failures occur in installed systems. We have experienced such failures in the past and will continue to face this risk going forward, as our products are widely deployed throughout the world in multiple demanding environments and applications. In addition, we may in certain circumstances honor warranty claims after the warranty period has expired or for problems not covered by warranty in order to maintain customer relationships. We believe that our warranty reserves adequately address our potential exposure to liability for warranty claims. Our warranty reserves are based on historical return rates, and our average material costs incurred to repair items, including labor costs. The warranty reserves are evaluated and adjusted based on actual experience.

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

We rely to a significant extent on a limited number of contract manufacturers to, manufacture, assemble, test and in certain cases ship our products to our customers directly. The qualification and set up of these independent manufacturers under quality assurance standards is an expensive and time-consuming process. Our reliance upon third party manufacturers could expose us to increased risks related to lead times, continuity of supply, on-time delivery, quality assurance, and compliance with environmental standards and other regulations. Reliance upon third party manufacturers also exposes us to significant risks related to their operations, financial position, business continuity, sourcing relationships and labor relationships that may affect their manufacturing of our products including their continued viability. Product manufacturing with our contract manufacturing partners principally takes place in the United States, Israel and Canada. Significant disruptions in these and other countries where our products or key components are manufactured, including natural disasters, epidemics, acts of war or terrorism, social or political unrest or work stoppages, could affect the cost, availability or allocation of supply and manufacturing capacity and negatively affect our business and results of operations. As a result, we may lose existing or potential customers or orders and our business may be negatively impacted.

If we fail to forecast component and material requirements accurately, we could incur additional costs or experience manufacturing delays.

We use rolling forecasts based on anticipated product orders to determine our component and material requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. Lead times for components and materials that we order vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. For substantial increases in production levels, some suppliers may need six months or more lead time. If we overestimate our component and material requirements, we may have excess or obsolete inventory, which may not get used or have to be discounted to eliminate. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences could negatively impact our business.

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

External revenues from foreign subsidiaries accounted for 24%, 26% and 28% of revenue for the years ended December 31, 2015, 2014, and 2013, respectively.

We have offices and facilities in, and conduct a significant portion of our operations in Israel. We are, therefore, influenced by the political and economic conditions affecting that country. Risks we face from international sales and our use of facilities and suppliers overseas for manufacturing include:

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

As of December 31, 2015, MRV had net operating losses ("NOLs") of $182.5 million, $97.1 million and $97.4 million, for federal, state and foreign income tax purposes, respectively. During the year ended December 31, 2015, the Company utilized capital loss carryforwards of $11.7 million and $3.0 million for federal and state tax purposes, respectively, primarily to offset the gains realized on the sale of Tecnonet. The unutilized capital loss carryforwards of $98.8 million and $21.0 million for federal and state income tax purposes, respectively, expired on December 31, 2015. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in equity ownership over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of December 31, 2015, the US federal and state NOLs had a full valuation allowance.

Our business and future operating results may be adversely affected by events outside of our control.

We use our facilities in California, Massachusetts and Israel for major product design and development and customer support, and we manufacture products through third-party manufacturers in California, Israel, Taiwan and Canada. The risk of earthquakes in Southern California is significant because of the proximity of these manufacturing facilities to major earthquake fault lines. In January 1994, major earthquakes near Chatsworth, California affected our facilities, causing power and communications outages and disruptions that impaired production capacity. While our facility did not suffer material damage and our business was not materially disrupted by this earthquake, the occurrence of an earthquake or other natural disaster could result in the disruption of our manufacturing facilities. Any disruption in our manufacturing facilities arising from earthquakes, other natural disasters or other catastrophic events including fire, excessive rain, terrorist attacks and wars, could disrupt our manufacturing ability, which could harm our operations and financial results, and could cause significant delays in the production or shipment of our products until we are able to shift production to different facilities or arrange for third parties to manufacture our products. We may not be able to obtain alternate capacity on favorable terms or at all. The location of our manufacturing facilities subjects us to increased risk that a natural disaster could disrupt our operations.

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

We are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our development processes, as are the third parties who manufacture our products. Further, we are subject to other safety, labeling and training regulations as required by foreign, local, state and federal law. We believe we are compliant in all material respects with applicable environmental regulations in the United States, Taiwan and Israel. However, any failure by us or our contract manufacturers to comply with present and future regulations could subject us to future liabilities or the suspension of production. In addition, such regulations could restrict our ability to expand our facilities and we may need to acquire costly equipment or incur other significant expenses to comply with environmental regulations. We cannot provide assurance that legal requirements will not be imposed on us that would require additional capital expenditures or the satisfaction of other requirements. If we fail to obtain required permits or make adequate reporting submissions, or otherwise fail to operate within current or future legal requirements, including those applicable to us in the countries in which we manufacture our products, we may be required to pay substantial penalties, suspend our operations, or make costly changes to our development processes or facilities.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012, the Securities and Exchange Commission adopted disclosure rules regarding a company’s use of conflict minerals in their products, with substantial supply chain verification requirements in the event that the conflict minerals come from, or could have come from the DRC or adjoining countries. These rules and verification requirements will impose additional costs on us and on our suppliers, and may limit the sources or increase the prices of materials used in our products. Further, if we are unable to certify that our products are conflict-free, we may face challenges with customers, which could place us at a competitive disadvantage and could harm our reputation.

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

We rely on a combination of trade secret laws and restrictions on disclosure and patents, copyrights and trademarks to protect our intellectual property rights. We cannot be sure that our pending patent and trademark applications will be approved, that any patents or trademarks that may be issued will protect our intellectual property or that third parties will not challenge any issued patents. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Specifically there is a risk of poor enforcement of intellectual property rights in China, where the validity, enforceability and scope of protection of intellectual property is uncertain and still evolving. Policing unauthorized use of proprietary technology is difficult and expensive. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable competitors, especially in the China, to benefit from our technologies without paying us any royalties. Enforcing our intellectual property rights or resolving intellectual property disputes may involve litigation. Any of this kind of litigation, regardless of outcome, could be expensive and time consuming, and adverse determinations in any of this kind of litigation could seriously harm our business.

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

We are involved in various lawsuits, disputes and claims arising in the ordinary course of business. These suits or actions may raise complex factual and legal issues and are subject to uncertainties. Actions filed against us could include product liability, commercial, intellectual property, customer, employment and securities related claims, including class action lawsuits. Plaintiffs (or defendants who counterclaim) may seek unspecified damages or injunctive relief, or both. Although we carry product liability and other insurance, and believe such coverage is adequate based on the historical rate and nature of customer product quality claims or complaints, we cannot provide assurance that this insurance would adequately cover our costs arising from any significant defects in our products. Adverse results to any lawsuits, disputes or claims may harm our business and have material adverse effects on our results of operations, liquidity or financial position, any or all of which could adversely affect our stock price.

Failure to achieve and maintain internal controls in accordance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

We have examined and evaluated our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and identified no material weaknesses. We previously identified two material weaknesses during the year ended December 31, 2014, which were remediated in 2015.

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

Our Rights Plan, Delaware law and our ability to issue additional preferred stock may have anti-takeover effects that could prevent a change in control, which may cause our stock price to decline.

On January 26, 2016, the Board approved the adoption of a "Rights Plan" in an effort to protect the Company from potential adverse consequences arising under the Internal Revenue Code, such adverse consequences including a significant reduction in the annual utilization of the Company’s net operating loss carryforwards and built-in losses and the impairment or loss of the NOLs and built-in losses prior to their use. While the Rights Plan is intended to reduce the risk of an “ownership change” within the meaning of Section 382, and thereby preserve the current ability of the Company to utilize NOLs, the Rights Plan could have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group acquiring 4.99% or more of our outstanding common stock on terms not approved by the Board.

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

Our largest stockholder may be able to exert significant influence over key corporate actions requiring a stockholder vote.
At March 3, 2016, the Company’s largest stockholder, Raging Capital, beneficially owned approximately 31% of the Company’s outstanding common stock and had two representatives - Kenneth H. Traub and Brian J. Bellinger - on the Board of Directors. Raging Capital's significant ownership of the Company and its representation on the Board of Directors may allow Raging Capital to exert significant influence over corporate actions requiring stockholder approval, including the following actions:

•	to elect or defeat the election of the Company’s directors;

•	to amend or prevent amendment of the Company’s Certificate of Incorporation or Bylaws;

•	to effect or prevent a merger, sale of assets or other corporate transaction; and

•	to control the outcome of any other matter submitted to the Company’s stockholders for vote.

Raging Capital's ownership may also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce the Company’s stock price or prevent the Company’s stockholders from realizing a premium over the Company’s stock price.

Because this Form 10-K contains forward-looking statements, it may not prove to be accurate.

This Form 10-K and other Company releases and filings with the SEC may contain forward-looking statements. Words such as "anticipate," "appear," "believe," "estimate," "expect," "intend," "may," "should," "plan," "project," "contemplate," "target," "foresee," "goal," "likely," "will," and "would" or variations of such words and similar expressions, are intended to identify such forward-looking statements which are not statements of historical facts. These forward-looking statements are not guarantees of future performance nor guarantees that the events anticipated will occur or expected conditions will remain the same or improve. These statements involve certain risks, uncertainties and assumptions, the likelihood of which are difficult to assess and may not occur, including risks that each of its business units may not make the expected progress in its respective market, or that management's long-term strategy may not achieve the expected results. Therefore, actual outcomes, performance and results may differ from what is expressed or forecast in such forward-looking statements, and such differences may vary materially from current expectations. We do not undertake to update any forward-looking statements or risk factors to reflect future events or circumstances.

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
Our properties consist of leased facilities for product development, sales, support, and administrative operations. Our largest offices are located in Chatsworth, CA (Los Angeles area) and Chelmsford, MA (Boston Area) in the United States and in Yokneam, Israel (Haifa area). We believe that our existing properties are in good condition and suitable for the conduct of our business. Should the need arise; we believe that suitable replacement and additional space will be available in the future on commercially reasonable terms subject to force majeure conditions. For additional information regarding obligations under operating leases, see Note 9 to the Consolidated Financial Statements located in Item 8 of this Form 10-K.

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
In May 2014, a former customer of Tecnonet, filed a claim in an Italian civil court alleging that Tecnonet, and two of its third-party subcontractors, breached certain supply agreements with the customer and that Tecnonet was aware of a conflict of interest involving the subcontractors. The plaintiff claimed damages and restitution from Tecnonet and the subcontractors, jointly and severally, of approximately $3.0 million in the aggregate, plus costs. On July 21, 2015, Tecnonet and the plaintiff entered into an agreement to settle the lawsuit for a one-time cash payment, which had been accrued and included in discontinued operations for the year ended December 31, 2015. The settlement for this litigation was paid during the quarter ended September 30, 2015. Accordingly, we now consider this matter to be closed.
In connection with the sale by MRV of Source Photonics, Inc. (“SPI”) in October 2010, MRV agreed to indemnify the buyer against certain claims brought after the closing for prior-occurring events. The Company has received a notice from SPI, advising the Company of a tax audit for periods including tax returns filed prior to the acquisition of SPI by the buyer. Management believes that it has meritorious defenses to the extent a formal indemnification claim is asserted and has submitted the potential claim to its insurer. MRV intends to vigorously contest any claim; however, no formal legal proceeding has been commenced, and MRV can provide no assurance that such claim would not have a material adverse effect on its business, operating results or financial condition.

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
MRV and its subsidiaries have from time to time been named as a defendant in other lawsuits involving matters that management considers routine to the nature of its business. Management is of the opinion that the ultimate resolution of such matters will not have a material adverse effect on our business, operating results and financial condition.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
Our Common Stock is traded on the NASDAQ Capital Market under the symbol "MRVC". The high and low sales prices (by quarter) during the last two comparable twelve month periods are as follows:

	High	Low
Year Ended December 31, 2015
First quarter ending March 31	$11.65	$6.38
Second quarter ending June 30	$12.35	$7.25
Third quarter ending September 30	$21.50	$11.03
Fourth quarter ending December 31	$15.20	$12.01
Year Ended December 31, 2014
First quarter ending March 31	$15.98	$10.80
Second quarter ending June 30	$15.31	$10.51
Third quarter ending September 30	$14.55	$11.76
Fourth quarter ending December 31	$12.80	$9.11
As of March 4, 2016 the closing price of our Common Stock was $11.69 per share, and there were approximately 1,190 stockholders of record.
Dividends
The payment of dividends on the Company's Common Stock is within the discretion of the Company's Board of Directors. The Board of Directors did not declare cash dividends during the years ended December 31, 2015 and 2014. The Board of Directors regularly evaluates its capital position to consider the return of cash to stockholders. The Board of Directors does not currently have plans to begin paying a regular dividend.
Equity Compensation Plans
The table below sets forth information with respect to shares of Common Stock that may be issued under our stock option plans as of December 31, 2015.

Plan Category	Number of securities issuable upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	449,488	$13.89	995,363
Equity compensation plans not approved by security holders	14,425	$52.95	—
Total	463,913	$15.10	995,363
(1) Includes shares underlying options granted under the 2007 Omnibus Incentive Plan, as amended, (the "Omnibus Plan") and the 2015 Long Term Incentive Plan.
In May 2015, MRV's stockholders approved the 2015 Long Term Incentive Plan (LTIP) to replace MRV's outstanding equity compensation plan, the Omnibus Plan. Upon adoption of the Long Term Incentive Plan, no further shares were available for future grants of options or warrants under its predecessor plans including shares that became and become available as a consequence of the cancellation or forfeiture of outstanding options granted under such plans.

Performance Graph
The chart below compares the five-year cumulative total return, assuming the reinvestment of dividends, on MRV's Common Stock with that of the NASDAQ Composite Index, and the RDG SmallCap Technology Index. The graph assumes $100 was invested on December 31, 2010, in our Common Stock and the companies in each of the NASDAQ Composite Index, and the RDG SmallCap Technology Index. It should be noted that this graph represents historical stock price performance and should not be considered indicative of potential future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among MRV Communications, Inc., the NASDAQ Composite Index,
and the RDG SmallCap Technology Index

$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
MRV Communications, Inc.
NASDAQ Composite
RDG SmallCap Technology

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	Cumulative Total Return
	2010	2011	2012	2013	2014	2015
MRV Communications, Inc.	100.00	73.44	71.75	74.68	69.17	85.13
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
RDG SmallCap Technology	100.00	77.67	73.84	102.73	87.90	73.20

Item 6.    Selected Financial Data.
The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto, in Items 7 and 8, respectively, of this Annual Report on Form 10-K in order to fully understand factors that may affect the comparability of the financial data.
On December 3, 2015, we sold all of the issued and outstanding capital stock of Tecnonet, which was the last business unit in our Network Integration segment. We have reclassified the historical financial results of Tecnonet as discontinued operations in all periods presented. The historical results do not necessarily indicate results expected for any future period. (See Note 3, Discontinued Operations)

The following selected balance sheet data as of December 31, 2015 and 2014 and selected statement of operations data for each of the three years in the period ended December 31, 2015, 2014 and 2013 are derived from our audited financial statements included in Item 8 of this Annual Report on Form 10-K. The selected balance sheet data as of December 31, 2013, 2012 and 2011 and selected statement of operations data for the years ended December 31, 2012 and 2011 are derived from the selected financial data contained in Item 6 of MRV's 2014 Annual Report on Form 10-K after giving effect to the discontinued operations of Tecnonet.

	Year ended December 31,
(in thousands, except per share amounts)	2015	2014	2013	2012	2011
Statements of Operations Data:
Revenues	$88,199	$86,538	$90,564	$79,241	$80,632
Cost of sales	42,619	43,937	43,496	35,916	31,624
Gross profit	45,580	42,601	47,068	43,325	49,008
Operating expenses:
Product development and engineering	20,448	20,833	19,381	15,344	14,486
Selling, general and administrative	28,966	35,080	36,696	42,338	44,281
Total operating expenses	49,414	55,913	56,077	57,682	58,767
Operating loss	(3,834)	(13,312)	(9,009)	(14,357)	(9,759)
Interest and other income (expense), net	(103)	647	(383)	2,330	232
loss from continuing operations before income taxes	(3,937)	(12,665)	(9,392)	(12,027)	(9,527)
Provision (benefit) for income taxes	2,871	1,873	(34)	(2,549)	(3,289)
Loss from continuing operations	(6,808)	(14,538)	(9,358)	(9,478)	(6,238)
Income (loss) from discontinued operations, net of tax	(371)	2,383	2,536	15,142	(588)
Net loss	$(7,179)	$(12,155)	$(6,822)	$5,664	$(6,826)

Net income (loss) per share — basic:
From continuing operations	$(0.97)	$(1.98)	$(1.25)	$(1.21)	$(0.79)
From discontinued operations	(0.05)	0.32	0.34	1.94	(0.07)
Net income (loss) per share — basic	$(1.02)	$(1.66)	$(0.91)	$0.72	$(0.87)

Net income (loss) per share — diluted:
From continuing operations	$(0.97)	$(1.98)	$(1.25)	$(1.21)	$(0.79)
From discontinued operations	(0.05)	0.32	0.34	1.94	(0.07)
Net income (loss) per share — diluted	$(1.02)	$(1.66)	$(0.91)	$0.72	$(0.87)
Basic weighted average shares	7,019	7,344	7,484	7,813	7,878
Diluted weighted average shares	7,019	7,344	7,484	7,817	7,878

Cash dividend declared per share	$—	$—	$—	$7.40	$9.60

	December 31,
(in thousands)	2015	2014	2013	2012	2011
Selected Balance Sheet Data:
Cash and cash equivalents	$26,169	$16,142	$26,028	$39,824	$56,850
Working capital	39,481	47,081	58,249	69,111	116,420
Total assets	69,084	114,572	127,947	128,565	230,689
Total long-term liabilities	3,846	5,271	5,236	5,184	6,676
Additional paid-in capital	1,285,787	1,284,483	1,281,883	1,281,170	1,337,935
Accumulated deficit	(1,227,671)	(1,220,492)	(1,208,337)	(1,201,515)	(1,207,178)
Total stockholders' equity	$41,446	$50,970	$63,790	$72,901	$142,214

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K. In addition to historical information, the discussion in this Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements. We assume no obligation to update any of the forward-looking statements after the date of this Annual Report on Form 10-K. The following discussion and analysis is organized as follows:

•	Overview

•	Critical Accounting Policies

•	Recently Issued Accounting Standards

•	Currency Rate Fluctuations

•	Results of Operations

•	Liquidity and Capital Resources

•	Off Balance Sheet Arrangements
Overview
At MRV, we design, develop and sell products and services that enable our customers to build reliable, scalable and cost effective networks.
We develop our products and services to meet the needs of telecommunications service providers and cable operators (collectively “Service Providers”), data center operators, government entities and enterprises, including the education, financial, healthcare and equipment manufacturing segments in the Americas, EMEA and APAC.
Our technologies, platforms and expertise enable our customers to overcome the challenge of orchestrating the ever-increasing need for capacity while improving service delivery and lowering network costs for critical applications such as high-capacity business services, mobile backhaul and data center connectivity.
Until the Third quarter of 2015, we operated our business along two principal segments: Network Equipment and Network Integration. Our Network Integration segment, which consisted of Tecnonet as its sole business unit, operated primarily in Italy, servicing Tier One service providers, regional carriers, large enterprises, and government institutions. Tecnonet is a supplier of a wide range of communications equipment from leading global manufacturers, as well as telecommunications solutions and services, including network infrastructure, unified communications, mobility and wireless, network security, cloud computing services, managed call center services, network integration, and optimization. On December 3, 2015, the Company completed the sale of all of the shares of Tecnonet.

The sale of Tecnonet is reported as discontinued operations requiring retrospective restatement of prior periods to classify the results of operations for Tecnonet as discontinued operations in this Form 10-K for all periods presented. We have also reclassified the related assets and liabilities transferred as "assets of discontinued operations" and "liabilities of discontinued operations" on the Consolidated Balance Sheet as of December 31, 2014. Cash flows from discontinued operations are presented separately from the cash flows from continuing operations in the accompanying Statement of Cash Flows. (See Note 3, Discontinued Operations)

Our business involves reliance on foreign-based offices. Several of our divisions, outside subcontractors and suppliers are located in foreign countries; including Argentina, Australia, Canada, Denmark, Germany, Israel, Italy, Netherlands, Philippines, Poland, Russia, Taiwan, Thailand, and the United Kingdom. For the years ended December 31, 2015, 2014 and 2013, external revenues from foreign subsidiaries accounted for 24%, 26% and 28%, respectively, of our total revenue. The majority of our foreign sales are to customers located in the European region, with remaining foreign sales primarily to customers in the Asia Pacific region.

In 2015, we saw significant improvement in Asia Pacific and the Americas but witnessed contraction in the United States and Europe and were not materially impacted by exchange rate fluctuations. In 2014, we witnessed improvement in Asia Pacific and experienced contraction in the United States, Americas and Europe and were not materially impacted by exchange rate fluctuations.

As of December 31, 2015, the Company had $26.2 million in cash and cash equivalents and $5.2 million in restricted time deposits.

On December 16, 2014, the Company's Board of Directors approved a repurchase of shares of the Company's Common Stock in an amount up to $8.0 million under a share repurchase plan which expired in accordance with its terms on November 13, 2015. During the year ended December 31, 2015, the Company repurchased 502,077 shares at a total cost of approximately $4.9 million, excluding commission, under this share repurchase plan.

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

Prior Period Reclassifications. The sale of Tecnonet is reported as discontinued operations requiring retrospective restatement of prior periods to classify the results of operations for Tecnonet as discontinued operations in this Form 10-K for all periods presented. We have also reclassified the related assets and liabilities transferred as "assets of discontinued operations" and "liabilities of discontinued operations" on the Consolidated Balance Sheet as of December 31, 2014. Cash flows from discontinued operations are presented separately from the cash flows from continuing operations in the accompanying Statement of Cash Flows. (See Note 3, Discontinued Operations)

Certain reclassifications have been made to 2014 amounts to conform to the 2015 presentation. These reclassifications did not impact previously reported operating results or the Company's previously reported financial position. The reclassification is to conform Rule 5-03 of Regulation S-X, which requires that costs of sales for both product and service revenue be disclosed separately on the condensed consolidated statement of operations.

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

Intangibles. We make judgments about the recoverability of intangible assets with finite lives whenever events or changes in circumstances indicate that impairment may exist. Recoverability of intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.

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

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, the Israeli new shekel and to a substantially lesser extent, the Taiwan dollar. For the year ended December 31, 2015 and 2014, 24% and 26% of external revenue, respectively, and 36% and 34% of operating expenses, were incurred at foreign subsidiaries. For the year ended December 31, 2015, the exchange rates for these currencies weakened against the U.S. dollar compared to the year ended December 31, 2014, so revenue and expenses in these currencies translated into slightly fewer dollars than they would have in the prior period. The Israeli new shekel and Taiwan dollar weakened 8% and 5% respectively, against the U.S. dollar for the year ended December 31, 2015, compared to the year ended December 31, 2014. Additional discussion of foreign currency risk and other market risks is included in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of operations data (in thousands):

	For the Years Ended December 30,
	2015	2014	2013

Revenue:
Product revenue	$77,553	$76,828	$80,816
Service revenue	10,646	9,710	9,748
Total revenue	88,199	86,538	90,564
Cost of Revenue:
Cost of product	38,496	39,705	38,510
Cost of services	4,123	4,232	4,986
Total cost of revenue	42,619	43,937	43,496
Gross profit	45,580	42,601	47,068
Operating expenses:
Product development and engineering	20,448	20,833	19,381
Selling, general and administrative	28,966	35,080	36,696
Total operating expenses	49,414	55,913	56,077
Operating loss	(3,834)	(13,312)	(9,009)
Interest expense	(55)	(24)	(169)
Other income (expense), net	(48)	671	(214)
Loss from continuing operations before provision for income taxes	(3,937)	(12,665)	(9,392)
Provision (benefit) for income taxes	2,871	1,873	(34)
Loss from continuing operations	(6,808)	(14,538)	(9,358)
Income (loss) from discontinued operations, net of income taxes of $1,311, $2,430 and $1,542, respectively	(371)	2,383	2,536
Net loss	$(7,179)	$(12,155)	$(6,822)

Discontinued Operations
On August 10, 2015, we announced that we entered into a shares purchase agreement (“the Purchase Agreement”) with Maticmind S.p.A., (the “Purchaser”), a company incorporated under the laws of Italy, for the sale of all of the shares of our wholly-owned subsidiary Tecnonet. We believe that the sale of Tecnonet enables us to focus our attention on growing our core network equipment business and will enhance the clarity and visibility of the MRV brand in the marketplace.

The sale of Tecnonet has also enabled us to strengthen our balance sheet. The consideration for the transaction included a cash payment by the Purchaser to the Company of €15.6 million (approximately $17.0 million) at closing plus a cash payment by Tecnonet to the Company of €4.1 million (approximately $4.6 million) prior to closing to repay an outstanding intercompany obligation. Tecnonet procured third party debt financing and repaid the loan in full in two payments: €1.5 million was received during the quarter ended September 30, 2015, with the remaining amount received during October 2015. The Purchaser assumed this debt at closing pursuant to the Purchase Agreement. On December 1, 2015, the sale of Tecnonet was approved by the Company's stockholders at the Company's special meeting of stockholders. On December 3, 2015, the Company completed the sale of all of the shares of Tecnonet. On February 19, 2016, the Company received a payment of €4.3 million (approximately $4.8 million) representing the post-closing purchase price adjustment pursuant to the Purchase Agreement. The Purchase Agreement also contains customary representations, warranties, covenants and indemnification obligations.
The Company included the $4.8 million receivable representing the post-closing purchase price adjustment on its consolidated balance sheet within other current assets as of December 31, 2015.
In 2015, the Company reported an after-tax gain on the sale of Tecnonet in the amount of $0.2 million. In addition, the Company recorded a cumulative translation loss of $2.2 million and $0.8 million in transaction costs related to the sale, all of which are recorded within discontinued operations in 2015. The $2.2 million of foreign currency related losses included $1.0 million of historical translation related adjustments previously included in accumulated other comprehensive income on the consolidated balance sheet and $1.2 million recognized loss on the intercompany obligation that was settled as part of the transaction.
The results of operations of Tecnonet for the years ended December 31, 2015, 2014 and 2013 that are reflected in consolidated statements of operations as discontinued operations consist of the following (in thousands):

Year Ended December 31:	2015	2014	2013

Revenue:
Product revenue	$32,315	$47,649	$38,095
Service revenue	30,274	37,869	37,541
Total revenue	62,589	85,518	75,636
Cost of Revenue:
Cost of product	28,472	42,883	35,575
Cost of services	24,181	29,458	29,138
Total cost of revenue	52,653	72,341	64,713
Gross profit	9,936	13,177	10,923
Selling, general and administrative (1)	6,574	7,615	6,297
Operating income	3,362	5,562	4,626
Interest expense	(124)	(305)	(355)
Cumulative translation loss recognized upon sale of Tecnonet	(2,180)	—	—
Other expense, net	(307)	(444)	(193)
Income from discontinued operations before income taxes	751	4,813	4,078
Provision for income taxes	1,311	2,430	1,542
Income from discontinued operations, net of tax	(560)	2,383	2,536
Gain on sale of Tecnonet, net of tax	189	—	—
Net income (loss) from discontinued operations, net of income taxes	$(371)	$2,383	$2,536
(1) Includes Transaction costs of $0.8 million in 2015.

The assets and liabilities of Tecnonet that are reflected in the consolidated balance sheet as of December 31, 2015 and 2014 consisted of (in thousands):

Year Ended December 31:	2015	2014
Assets
Current assets:
Cash and cash equivalents	$—	$6,280
Accounts receivable, net	—	25,981
Other receivables	—	10,458
Inventories, net	—	9,873
Other current assets	—	3,823
Total current assets	—	56,415
Property and equipment, net	—	358
Other assets	—	89
Total assets	$—	$56,862

Liabilities
Current liabilities:
Short-term debt	$—	$5,402
Accounts payable	—	17,173
Accrued liabilities	—	3,988
Deferred revenue	—	4,816
Total current liabilities	—	31,379
Other long-term liabilities (1)	—	952
Total Liabilities	$—	$32,331

(1) Excludes intercompany obligation of $5.0 million that was eliminated upon consolidation.
The assets and liabilities of Tecnonet were removed from our consolidated balance sheet as of the date of the divestiture.

Year ended December 31, 2015 Compared to the Year ended December 31, 2014

Year Ended December 31:	2015	2014	$ Change	% Change

Revenue:
Product revenue	$77,553	$76,828	$725	1%
Service revenue	10,646	9,710	936	10%
Total revenue	88,199	86,538	1,661	2%
Cost of Revenue:
Cost of product	38,496	39,705	(1,209)	(3)%
Cost of services	4,123	4,232	(109)	(3)%
Total cost of revenue	42,619	43,937	(1,318)	(3)%
Gross profit	45,580	42,601	2,979	7%
Operating expenses:
Product development and engineering	20,448	20,833	(385)	(2)%
Selling, general and administrative	28,966	35,080	(6,114)	(17)%
Total operating expenses	49,414	55,913	(6,499)	(12)%
Operating loss	(3,834)	(13,312)	9,478	(71)%
Interest expense	(55)	(24)	(31)	129%
Other income (expense), net	(48)	671	(719)	(107)%
Loss from continuing operations before provision for income taxes	(3,937)	(12,665)	8,728	(69)%
Provision for income taxes	2,871	1,873	998	53%
Loss from continuing operations	(6,808)	(14,538)	(7,730)	53%
Income (loss) from discontinued operations, net of income taxes of $1,311 and $2,430, respectively	(371)	2,383	2,754	116%
Net loss	$(7,179)	$(12,155)	$(4,976)	41%

Revenue

Revenue increased $1.7 million, or 2% for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to a $0.9 million, or 10%, increase in service revenue and $0.7 million, or 1%, increase in product revenue. The $0.9 million improvement in service revenue was primarily driven by better penetration rates, along with engineering fees related to deployment of our end-to-end solutions. Revenue for our optical transport and carrier Ethernet products increased during the year ended December 31, 2015 compared to the year ended December 30, 2014, offset by a decrease in network and infrastructure management products. Geographically, the increase in revenues was mainly attributable to higher sales in Latin America and Asia Pacific. Sales in Asia Pacific increased $5.5 million in the year ended December 31, 2015 when compared to December 31, 2014 as there was increased order volume over the same period in the prior year from a Tier One carrier. Sales in Latin America experienced increased order volume from one of our larger South American customers in Chile. Sales in the United States decreased $8.1 million in the year ended December 31, 2015 when compared to the year ended December 31, 2014, primarily driven by timing of bookings from two of the region’s top customers. Sales in Europe decreased $1.0 million in the year ended December 31, 2015 when compared to the year ended December 31, 2014 as a result of a decrease in channel partner order volume.

The following table summarizes revenue by geographic region (in thousands):

			Favorable/(Unfavorable)
Year ended December 31:	2015	2014	$ Change	% Change
Revenue:
United States	$42,933	$51,036	$(8,103)	(16)%
Americas (Excluding the U.S.)	6,828	1,507	5,321	353%
Europe	19,463	20,478	(1,015)	(5)%
Asia Pacific	18,975	13,517	5,458	40%
Total revenue	$88,199	$86,538	$1,661	2%

Gross Profit

The Company's cost of revenue consists of raw materials, compensation expense including non-cash stock-based compensation expense, depreciation expense and other manufacturing overhead costs, expenses associated with excess and obsolete inventories, and product warranty costs. Historically, our cost of revenue as a percentage of revenue, which we refer to as our gross margin, has fluctuated significantly due to product mix, manufacturing yields and sales volumes, and inventory and specific product warranty charges.

Consolidated gross profit increased $3.0 million, or 7%, for the year ended December 31, 2015, compared to the year ended December 31, 2014, principally due to a $1.9 million, or 5%, increase in product revenue gross profit and the $1.1 million or 19% increase in service revenue gross profit. The combined gross profit margin for product and service revenues increased 2.5 percentage points to 51.7% for the year ended December 31, 2015, compared to 49.2% for the year ended December 31, 2014. The gross profit margin for service revenues increased 4.9 percentage points to 61.3% for the year ended December 31, 2015, compared to 56.4% for the year ended December 31, 2014, while the gross profit margin for product revenues increased 2.1 percentage points to 50.4% for the year ended December 31, 2015, compared to 48.3% for the year ended December 31, 2014. The 2.5 percentage point improvement in combined gross profit margin was primarily a result of the revenue mix shift toward products that generally have higher margins, in addition to improvements made in our supply chain related to a re-alignment of outsourcing and contract manufacturing efforts that have afforded us savings in our internal overhead.

Operating Expenses

Consolidated operating expenses were $49.4 million, or 56% of revenue, for the year ended December 31, 2015, compared to $55.9 million, or 65% of revenue, for the year ended December 31, 2014.

Operating expenses decreased $6.5 million, or 12% for the year ended December 31, 2015, compared to the year ended December 31, 2014. The decrease was primarily comprised of a $2.5 million decrease in salaries and wages, a $1.0 million decrease in travel and advertising related expenses, a $1.8 million decrease in legal, consulting and accounting fees and a $1.2 million decrease in other general and administrative charges.

Operating Loss

The Company improved its operating results $9.5 million or 71% during the year ended December 31, 2015 compared to the year ended December 31, 2014. The improvement in operating results was primarily the result of $3.0 million, or 7%, increase in gross profit along with the $6.5 million, or 12% planned decrease in operating expenses. Our operating margin improved to (4)% for the year ended December 31, 2015 compared to (15)% operating margin for the year ended December 31, 2014. Operating loss included share-based compensation expense of $1.1 million and $0.9 million for the years ended December 31, 2015 and 2014, respectively.

Provision for Income Taxes

The tax provision for the year ended December 31, 2015 was $2.9 million compared to $1.9 million for the year ended December 31, 2014. The increase in income tax expense in 2015, is primarily attributable to an increase in the valuation allowance of $2.6 million related to our foreign subsidiaries, compared to an increase in the valuation allowance of $1.9 million recorded in 2014, related to our German subsidiary. Our income tax provision fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax.

Tax Loss Carryforwards

As of December 31, 2015, MRV had federal, state, and foreign net operating loss ("NOL") carryforwards available of $182.5 million, $97.1 million and $97.4 million, respectively. During the year ended December 31, 2015, the Company utilized $11.7 million and $3.0 million of federal and state tax capital loss carryforwards, respectively. The Company's remaining unutilized capital loss carryforwards of $98.8 million and $21.0 million for federal and state tax purposes, respectively, expired on December 31, 2015. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of December 31, 2015, the US federal and state NOLs had a full valuation allowance.

On January 26, 2016, the Company's Board of Directors approved the adoption of a "Rights Plan" in an effort to protect the Company from potential adverse consequences arising under the Internal Revenue Code, such adverse consequences including a significant reduction in the annual utilization of the Company’s net operating loss carryforwards and built-in losses and the impairment or loss of the NOLs and built-in losses prior to their use. (See Note 11, Stockholders' Equity and Note 16, Subsequent Events)

Discontinued Operations

The Company reported a $0.4 million loss from discontinued operations for the year ended December 31, 2015, compared to income from discontinued operations of $2.4 million for the year ended December 31, 2014. The tax provision for discontinued operations was $1.3 million and $2.4 million for the years ended December 31, 2015 and 2014, respectively. The effective income tax rate of our discontinued operations increased from 50% in 2014 to 175% in 2015 due to nondeductible transaction costs and the cumulative translation loss recognized in 2015. The effective tax rate for 2014 also includes the settlement of prior Italy tax examinations. The Company completed the sale of Tecnonet on December 3, 2015. Please see Note 3, "Discontinued Operations" for further discussion.

Summarized financial information of discontinued operations is shown below (for the periods prior to divestiture):

Year Ended December 31:	2015	2014	$ Change	% Change

Revenue:
Product revenue	$32,315	$47,649	$(15,334)	(32)%
Service revenue	30,274	37,869	(7,595)	(20)%
Total revenue	62,589	85,518	(22,929)	(27)%
Cost of Revenue:
Cost of product	28,472	42,883	(14,411)	(34)%
Cost of services	24,181	29,458	(5,277)	(18)%
Total cost of revenue	52,653	72,341	(19,688)	(27)%
Gross profit	9,936	13,177	(3,241)	(25)%
Selling, general and administrative (1)	6,574	7,615	(1,041)	(14)%
Operating income	3,362	5,562	(2,200)	(40)%
Interest expense	(124)	(305)	181	(59)%
Cumulative translation loss recognized upon sale of Tecnonet	(2,180)	—	(2,180)	—%
Other expense, net	(307)	(444)	137	(31)%
Income from discontinued operations before income taxes	751	4,813	(4,062)	(84)%
Provision for income taxes	1,311	2,430	(1,119)	(46)%
Income (loss) from discontinued operations, net of tax	(560)	2,383	2,943	123%
Gain on sale of Tecnonet, net of tax	189	—	(189)	—%
Net income (loss) from discontinued operations, net of income taxes	$(371)	$2,383	$2,754	116%
(1) Includes Transaction costs of $0.8 million in 2015.
Revenue from discontinued operations decreased $22.9 million, or 27%, for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to the $15.3 million, or 32%, decrease in product revenue primarily driven by the foreign exchange impact, a general slowdown in the Italian economy and certain delays experienced with our larger customers. Revenue from discontinued operation would have been $12.6 million, or 20%, higher for the year ended December 31, 2015 had foreign exchange rates remained the same as they were in the year ended December 31, 2014. Additionally there was one less month of activity in 2015, as Tecnonet was divested on December 3, 2015.

Gross profit from discontinued operations decreased $3.2 million, or 25% for the year ended December 31, 2015, compared to the year ended December 31, 2014, principally due to the $15.3 million or 32% decrease in revenue. Gross margin for the year ended December 31, 2015 was 15.9% an increase of 0.5% percentage point from 15.4% for the year ended December 31, 2014, primarily due to an improvement in product revenue gross margins. Gross profit from discontinued operation would have been $2 million, or 20% higher for the year ended December 31, 2015 had foreign exchange rates remained the same as they were in the year ended December 31, 2014. Additionally there was one less month of activity in 2015, as Tecnonet was divested on December 3, 2015.

Selling, general and administrative expenses from discontinued operations decreased $1.0 million, or 14%, for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to the decrease $1.4 million decrease in sales labor and commission costs, $0.3 million decrease in travel and advertising expenses, and $0.2 million in other general and administrative charges, offset by an increase in transactions costs of $0.8 million in 2015. Selling, general and administrative expenses from discontinued operation would have been $1.4 million, or 21%, higher for the year ended December 31, 2015 had foreign exchange rates remained the same as they were in the year ended December 31, 2014. Additionally there was one less month of activity in 2015, as Tecnonet was divested on December 3, 2015.

Operating income from discontinued operations decreased $2.2 million, or 40%, for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to the $3.2 million decrease in gross profit, offset by the $1.0 million decrease in selling, general and administrative expenses. Operating income from discontinued operation would have been $0.6 million, or 19%, higher for the year ended December 31, 2015 had foreign exchange rates remained the same as they were in the year ended December 31, 2014. Additionally there was one less month of activity in 2015, as Tecnonet was divested on December 3, 2015.

Year ended December 31, 2014 Compared To Year ended December 31, 2013

Year Ended December 31:	2014	2013	$ Change	% Change

Revenue:
Product revenue	$76,828	$80,816	$(3,988)	(5)%
Service revenue	9,710	9,748	(38)	—%
Total revenue	86,538	90,564	(4,026)	(4)%
Cost of Revenue:
Cost of product	39,705	38,510	1,195	3%
Cost of services	4,232	4,986	(754)	(15)%
Total cost of revenue	43,937	43,496	441	1%
Gross profit	42,601	47,068	(4,467)	(9)%
Operating expenses:
Product development and engineering	20,833	19,381	1,452	7%
Selling, general and administrative	35,080	36,696	(1,616)	(4)%
Total operating expenses	55,913	56,077	(164)	—%
Operating loss	(13,312)	(9,009)	(4,303)	48%
Interest expense	(24)	(169)	145	(86)%
Other income (expense), net	671	(214)	885	(414)%
Loss from continuing operations before provision for income taxes	(12,665)	(9,392)	(3,273)	35%
Provision (benefit) for income taxes	1,873	(34)	1,907	(5,609)%
Loss from continuing operations	(14,538)	(9,358)	5,180	(55)%
Income from discontinued operations, net of income taxes of $2,430 and $1,542, respectively	2,383	2,536	153	6%
Net loss	$(12,155)	$(6,822)	$5,333	(78)%

Revenue

Revenue decreased $4.0 million, or 4% for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to a $4.0 million, or 5% decrease in product revenues. Revenue for our Optical Transport, Infrastructure Management and Network Management products decreased during the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to the end-of-life stage on certain products not yet fully replaced by new products. Decreases were offset in part by an increase in carrier Ethernet networking and out of band products of $2.8 million. Service revenues were down less than 0.5% for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to the roll off of older deferred service contracts that related to revenues scheduled for recognition prior to January 1, 2011. Geographically, Asia Pacific revenues increased $5.4 million, primarily due growth in sales for a Tier 1 customer, partially offset by a $9.5 million decrease in the Americas and Europe. The decrease in the Americas was primarily due to revenue declines related to end-of-life products, partially offset by modest revenue growth in certain new products. European revenues declined due to overall challenging economic conditions.

The following table summarizes revenue by geographic region (in thousands):

			Favorable/(Unfavorable)
Year ended December 31:	2014	2013	$ Change	% Change
Revenue:
United States	$51,036	$55,070	$(4,034)	(7)%
Americas (Excluding the U.S.)	1,507	4,200	(2,693)	(64)%
Europe	20,478	23,207	(2,729)	(12)
Asia Pacific	13,517	8,087	5,430	67
Total revenue	$86,538	$90,564	$(4,026)	(4)%

Gross Profit

Consolidated gross profit decreased $4.5 million, or 9%, for the year ended December 31, 2014, compared to the year ended December 31, 2013, principally due to a shift in the mix of product revenue toward our lower margin products and a negative effect on costs from lower production volumes. These effects were partially offset by lower production labor and overhead arising from cost saving initiatives implemented during the fourth quarter of 2013. Gross margin for the year ended December 31, 2014, was 49.2%, a decline of 2.7 percentage points from 52% for the year ended December 31, 2013, principally caused by variances in material costs due to the under-absorption of material overhead due to lower material purchases than planned and due to the out-of-period adjustment of $0.2 million related to the elimination of intercompany profit in inventory, which resulted in a 3.3 percentage point increase in material costs on product revenues. This was partially offset by strong sales of our new OptiDriver product to a Tier 1 customer in Asia Pacific, which have a higher gross margin.

Operating Expenses

Consolidated operating expenses for the year ended December 31, 2014 were $55.9 million, or 65% of revenue, compared to $56.1 million or 62% of revenue for the year ended December 31, 2013.

Operating expenses decreased $0.2 million, or 0.3%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The decrease in operating expenses was primarily the result of $1.0 million in lower labor and consulting fees incurred during the 2013 ERP system conversion, a decrease in general and administrative overhead of $1.5 million of costs in 2013 related to the implementation of our Oracle ERP system, and $0.8 million in lower auditing fees and accounting support fees, offset by the $0.7 million increase in general and administrative costs and $1.5 million in additional costs related to the planned investment in engineering and product development to drive future new products, and an increase in sales and back office support costs of $0.9 million. Additionally, the year ended December 31, 2013 was also burdened by $1.3 million in legal fees arising from the derivative litigation that was settled in June 2013 and costs for an investigation of claims by a former employee that were partially offset by $1.0 million in insurance recovery for legal fees incurred during the derivative litigation that was settled in June 2013.

Operating Loss

The $4.5 million, or 9%, decrease in gross profit primarily gave rise to a $4.3 million or 48% increase in operating loss, also representing a decline in operating margin to (15)% for the year ended December 31, 2014 compared to (10)% operating margin for the year ended December 31, 2013. Operating loss included share-based compensation expense of $0.9 million and $0.7 million for the years ended December 31, 2014 and 2013, respectively. The $4.3 million, or 48% increase in operating loss for the year ended December 31, 2014 when compared to the year ended December 31, 2013, was primarily due to the planned increase in operating expenses and also due to the $4.5 million decrease in gross profit offset by the $0.2 million decrease in operating expenses.

Provision for Income Taxes

The Company reported a tax provision from continuing operations for the year ended December 31, 2014 in the amount of $1.9 million compared to a tax benefit from continuing operations in the amount of $0.03 million for the year ended December 31, 2013. The increase in income tax expense for 2014 is primarily attributable to the increase in the valuation allowance of $1.9 million in 2014 related to our German subsidiary. Income tax expense fluctuates based on the amount of per-tax income generated in the various jurisdictions where we conduct operations and pay income tax. The difference in provision for income taxes was also caused by deferred tax asset adjustments in certain foreign jurisdictions.

Discontinued Operations

Income from discontinued operations resulting from the sale of Tecnonet for the year ended December 31, 2014, was $2.4 million compared to $2.5 million for the year ended December 31, 2013. The tax provision for discontinued operations was $2.4 million and $1.5 million for the years ended December 31, 2014 and 2013, respectively. The effective income tax rate of our discontinued operations increased from 38% in 2013 to 50% in 2014 due to the settlement of prior Italy tax examinations in 2014. The Company completed the sale of Tecnonet on December 3, 2015. Please see Note 3, "Discontinued Operations" for further discussion.

Summarized financial information of discontinued operations is shown below (for the periods prior to divestiture):

Years Ended December 31:	2014	2013	$ Change	% Change

Revenue:
Product revenue	$47,649	$38,095	$9,554	25%
Service revenue	37,869	37,541	328	1%
Total revenue	85,518	75,636	9,882	13%
Cost of Revenue:
Cost of product	42,883	35,575	7,308	21%
Cost of services	29,458	29,138	320	1%
Total cost of revenue	72,341	64,713	7,628	12%
Gross profit	13,177	10,923	2,254	21%
Selling, general and administrative	7,615	6,297	1,318	21%
Operating income	5,562	4,626	936	20%
Interest expense	(305)	(355)	50	(14)%
Other expense, net	(444)	(193)	(251)	130%
Income from discontinued operations before income taxes	4,813	4,078	735	18%
Provision for income taxes	2,430	1,542	888	58%
Income from discontinued operations, net of tax	$2,383	$2,536	$153	6%

Revenue from discontinued operations increased $9.9 million, or 13%, for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to the $9.6 million, or 25%, increase in product revenue as a result of increased product revenue order volume. Total revenue from discontinued operations would have been $0.2 million, or 0.3%, higher for the year ended December 31, 2014 had foreign currency exchange rates remained the same as they were for the year ended December 31, 2013.

Gross profit from discontinued operations increased $2.3 million, or 21% for the year ended December 31, 2014, compared to the year ended December 31, 2013, principally due to the $9.9 million or 13% increase in revenue. Gross margin for the year ended December 31, 2014 was 15.4% an increase of 1.0% percentage point from 14.4% for the year ended December 31, 2013, primarily due to an improvement in product revenue gross margins. In 2014, the effect of foreign currency exchange rates on discontinued operations gross profit was immaterial.

Selling, general and administrative expenses from discontinued operations increased $1.3 million, or 21%, for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to $0.7 million in additional sales costs for labor and commissions and administrative costs of $0.6 million principally for audit related services and legal fees. In 2014, the effect of foreign currency exchange rates on discontinued operations operating expenses was immaterial.

Operating income from discontinued operations increased $0.9 million, or 20%, for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to the $9.9 million or 13% increase in revenue along with the $2.3 million increase in gross profit offset by the $1.3 million increase in selling, general and administrative expenses. In 2014, the effect of foreign currency exchange rates on discontinued operations operating income was immaterial.

Liquidity and Capital Resources

During the year ended December 31, 2015, the Company's cash increased $10.1 million to $26.2 million from $16.1 million. There were net cash inflows from working capital of approximately $1.3 million, including a $0.7 million decrease in deferred revenue as a result of the timing of shipments, a $2.7 million decrease in accounts receivable due to timing of cash receipts, offset by cash outflows including a $1.4 million decrease in accounts payable due to a decrease in materials purchased, a $2.0 million increase in other assets, a $0.8 million decrease in accrued liabilities due to timing of payments of accrued expenses, along with other individually insignificant cash outflows totaling $0.5 million. Net cash from investing activities included $8.7 million in proceeds from the sale of the Tecnonet net of cash divested and transaction costs (See Note 3, Discontinued Operations). Net cash used in financing activities included $4.9 million in treasury share repurchases (See Note 11 Stockholders' Equity), offset by $0.1 million in proceeds from stock option exercises.

We periodically review our capital position and consider returning capital to stockholders through special dividends or share repurchases when cash on hand exceeds our foreseeable cash needs. We also periodically review the capital needs of our business units. We plan to invest approximately $1.5 million over the next 12 months to upgrade our infrastructure and equipment needed to support the Company's growth objectives in the carrier Ethernet and optical transport markets among others. We believe that cash on hand and existing financing will be sufficient to satisfy current operating needs, capital expenditures, and product development and engineering requirements for at least the next 12 months. We may seek to obtain additional debt or equity financing if we believe it appropriate. We may limit our ability to use available NOLs and capital loss carryforwards if we seek financing through issuance of additional equity securities.

Working Capital

The following table summarizes our working capital position at December 31, (in thousands):

	2015	2014
Current assets	$63,273	$105,412
Less: Current assets of discontinued operations	—	(56,415)
Current assets from continuing operations	63,273	48,997
Current liabilities	23,792	58,331
Less: Current liabilities from discontinued operations	—	(31,379)
Current liabilities from continuing operations	23,792	26,952
Working capital from continuing operations	$39,481	$22,045
Current ratio (1)	2.7	1.8

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

Indemnification

In connection with the sale by MRV of Source Photonics Inc. (SPI) in October 2010, MRV agreed to indemnify the buyer against certain claims brought after the closing for prior-occurring events.  Most of the indemnification obligations have expired, however any indemnification obligations related to intellectual property extend until the third anniversary of the closing, indemnification related to employee benefits, environmental liabilities and taxes extend until their applicable statute of limitations has run plus 90 days, and indemnification obligations are not time limited for title and ownership representations.  These indemnification obligations are subject to a $1.0 million deductible and a $20.0 million cap and we have purchased an insurance policy to protect against such obligations.

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
Our agreements for the sale of certain business; CES in March 2012, Alcadon and Interdata in October 2012, and Tecnonet in December 2015, include customary indemnification obligations running to the respective buyers.

In connection with the sale of CES, MRV agreed to indemnify the buyer for the representations and warranties made in the sale purchase agreement and purchased an insurance policy to protect against any claims of indemnification related to the representations and warranties.

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

Accordingly, no liabilities have been recorded for these indemnification agreements as of December 31, 2015, and 2014.

Contractual Obligations

The following table illustrates our contractual obligations as of December 31, 2015 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Operating leases	$3,418	$1,409	$1,432	$577	$—
Purchase commitments with suppliers and contract manufacturers	11,942	11,924	18	—	—
Deferred consideration payable	233	—	233	—	—
Total contractual obligations	$15,593	$13,333	$1,683	$577	$—

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our Consolidated Financial Statements through adverse changes in financial market prices and rates and inflation. Our market risk exposure results primarily from fluctuations in foreign exchange and interest rates. We manage our exposure to these market risks through our regular operating and financing activities and, in certain instances, through the use of derivative financial instruments. These derivative instruments are used to manage risks of volatility in interest and foreign exchange rate movements on certain assets, liabilities or anticipated transactions and create a relationship in which gains or losses on derivative instruments are expected to counter-balance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. As of December 31, 2015, we did not have any such derivative financial instruments outstanding.

Interest Rates.    Our investments expose us to interest rate fluctuations. Our cash and short-term investments are subject to limited interest rate risk, and are primarily maintained in money market funds and bank deposits.

Foreign Exchange Rates.    We operate on an international basis with revenues and expenses transacted in currencies other than the U.S. dollar. Fluctuation in the value of these foreign currencies affects our results and will cause U.S. dollar translation of such currencies to vary from one period to another. We cannot predict the effect of exchange rate fluctuations upon future operating results. However, because we have revenues and expenses in each of these foreign currencies, the effect on our results of operations from currency fluctuations is reduced.

Certain assets and liabilities, including certain bank accounts, accounts receivables, and accounts payables of some of our business units, exist in currencies other than the functional currency of the related business units and are sensitive to foreign currency exchange rate fluctuations. These currencies principally include the U.S. dollar, the Taiwan dollar, and the Israeli new shekel. When these transactions are settled in a currency other than the functional currency, we recognize a foreign currency transaction gain or loss.

When we translate the financial position or results of operations of subsidiaries with functional currencies other than the U.S. dollar, we recognize a foreign currency translation gain or loss as a component of other comprehensive income (loss). Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, the Israeli new shekel and the Taiwan dollar. For the year ended December 31, 2015 and 2014, 24% and 26% of external revenue, respectively, and 36% and 34% of operating expenses, were incurred at foreign subsidiaries. For the year ended December 31, 2015, the exchange rates for these currencies weakened against the U.S. dollar compared to the year ended December 31, 2014, so revenue and expenses in these currencies translated into slightly fewer dollars than they would have in the prior period. The Israeli new shekel and Taiwan dollar weakened 8% and 5% respectively, against the U.S. dollar for the year ended December 31, 2015, compared to the year ended December 31, 2014.

Fluctuations in currency exchange rates of foreign currencies have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements. The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands).

December 31	2015	2014
U.S. dollars	$23,461	$14,030
Euros	171	154
Taiwan dollars	141	137
Israeli new shekels	1,723	1,110
Other	673	711
Total cash and cash equivalents	$26,169	$16,142

Macro-economic uncertainties.  We believe that the past few years of sustained softness in the global economy has affected our revenues and operating results. When economic uncertainties increase, our customers often take a more cautious approach in their capital expenditures, resulting in order delays, slowing deployments, and lengthening sales cycles. This may lead to increased competition for projects and price pressures resulting in lower gross margins. Despite these economic uncertainties, we believe that our customers need to continue investing in their networks to meet the growth in consumer and enterprise use of high-bandwidth communications services. We believe in our longer term market opportunities, but we are uncertain how long the downturn in economic conditions will continue and how our customers will interpret and react to market conditions.

Item 8.    Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MRV Communications, Inc.

We have audited the accompanying consolidated balance sheets of MRV Communications, Inc., a Delaware corporation (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MRV Communications, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2016 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Los Angeles, California

March 9, 2016

MRV Communications, Inc.
Consolidated Statements of Operations
For the Years Ended December 31,
(In thousands, except per share data)

	2015	2014	2013

Revenue:
Product revenue	$77,553	$76,828	$80,816
Service revenue	10,646	9,710	9,748
Total revenue	88,199	86,538	90,564
Cost of Revenue:
Cost of product	38,496	39,705	38,510
Cost of services	4,123	4,232	4,986
Total cost of revenue	42,619	43,937	43,496
Gross profit	45,580	42,601	47,068
Operating expenses:
Product development and engineering	20,448	20,833	19,381
Selling, general and administrative	28,966	35,080	36,696
Total operating expenses	49,414	55,913	56,077
Operating loss	(3,834)	(13,312)	(9,009)
Interest expense	(55)	(24)	(169)
Other income (expense), net	(48)	671	(214)
Loss from continuing operations before provision for income taxes	(3,937)	(12,665)	(9,392)
Provision (benefit) for income taxes	2,871	1,873	(34)
Loss from continuing operations	(6,808)	(14,538)	(9,358)
Income (loss) from discontinued operations, net of income taxes of $1,311, $2,430 and $1,542, respectively	(371)	2,383	2,536
Net loss	$(7,179)	$(12,155)	$(6,822)

Net income (loss) per share — basic
From continuing operations	$(0.97)	$(1.98)	$(1.25)
From discontinued operations	(0.05)	0.32	0.34
Net loss per share — basic	$(1.02)	$(1.66)	$(0.91)

Net Income (loss) per share — diluted
From continuing operations	$(0.97)	$(1.98)	$(1.25)
From discontinued operations	(0.05)	0.32	0.34
Net loss per share — diluted	$(1.02)	$(1.66)	$(0.91)
Weighted average number of shares:
Basic	7,019	7,344	7,484
Diluted	7,019	7,344	7,484

The accompanying notes are an integral part of these consolidated financial statements.

MRV Communications, Inc.
Consolidated Statements of Comprehensive Loss
For the Years Ended December 31,
(In thousands)

	2015	2014	2013

Net loss	$(7,179)	$(12,155)	$(6,822)
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(886)	(3,265)	882
Foreign currency translation loss realized upon divestiture of subsidiary	2,180	—	—
Other comprehensive income (loss):	1,294	(3,265)	882
Total comprehensive loss	$(5,885)	$(15,420)	$(5,940)

The accompanying notes are an integral part of these consolidated financial statements.

MRV Communications, Inc.
Consolidated Balance Sheets
(In thousands, except par values)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$26,169	$16,142
Restricted time deposits	5,190	235
Accounts receivable, net	14,837	17,533
Inventories, net	10,226	11,810
Deferred income taxes	—	535
Other current assets	6,851	2,742
Current assets of discontinued operations	—	56,415
Total current assets	63,273	105,412
Property and equipment, net	4,050	4,533
Deferred income taxes	—	2,105
Intangible assets, net	1,153	1,364
Other assets	608	711
Non-current assets of discontinued operations	—	447
Total assets	$69,084	$114,572

Liabilities and stockholders' equity
Current liabilities:
Deferred consideration payable	$233	$233
Accounts payable	5,749	7,154
Accrued liabilities	9,972	10,557
Deferred revenue	7,642	8,711
Other current liabilities	196	297
Current liabilities of discontinued operations	—	31,379
Total current liabilities	23,792	58,331
Other long-term liabilities	3,846	4,304
Long-term liabilities of discontinued operations	—	967
Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 16,000 shares
Issued — 8,341 shares in 2015 and 8,242 shares in 2014
Outstanding — 6,982 shares in 2015 and 7,386 in 2014	270	270
Additional paid-in capital	1,285,787	1,284,483
Accumulated deficit	(1,227,671)	(1,220,492)
Treasury stock — 1,359 shares in 2015 and 856 in 2014	(15,355)	(10,412)
Accumulated other comprehensive loss	(1,585)	(2,879)
Total stockholders' equity	41,446	50,970
Total liabilities and stockholders' equity	$69,084	$114,572

The accompanying notes are an integral part of these consolidated financial statements.

MRV Communications, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands, except per share data)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)	Total Equity
	Common Stock			Accumulated Deficit	Treasury Stock
	Shares	Amount
Balance, January 1, 2013	7,594	$270	$1,281,170	$(1,201,515)	$(6,528)	$(496)	$72,901
Purchase of treasury shares	(389)	—	—	—	(3,884)	—	(3,884)
Share-based compensation	81	—	713	—	—	—	713
Net loss	—	—	—	(6,822)	—	—	(6,822)
Other comprehensive income	—	—	—	—	—	882	882
Balance, December 31, 2013	7,286	270	1,281,883	(1,208,337)	(10,412)	386	63,790
Exercise of stock options and warrants	100	—	1,641	—	—	—	1,641
Share-based compensation	—	—	959	—	—	—	959
Net loss	—	—	—	(12,155)	—	—	(12,155)
Other comprehensive (loss)	—	—	—	—	—	(3,265)	(3,265)
Balance, December 31, 2014	7,386	270	1,284,483	(1,220,492)	(10,412)	(2,879)	50,970
Purchase of treasury shares	(502)	—	—	—	(4,943)	—	(4,943)
Exercise of stock options	98	—	140	—	—	—	140
Share-based compensation	—	—	1,164	—	—	—	1,164
Net loss	—	—	—	(7,179)	—	—	(7,179)
Other comprehensive income	—	—	—	—	—	1,294	1,294
Balance, December 31, 2015	6,982	$270	$1,285,787	$(1,227,671)	$(15,355)	$(1,585)	$41,446

The accompanying notes are an integral part of these consolidated financial statements.

MRV Communications, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net loss	$(7,179)	$(12,155)	$(6,822)
(Income) loss from discontinued operations, net of taxes	371	(2,383)	(2,536)
Loss from continuing operations	(6,808)	(14,538)	(9,358)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,062	2,051	1,614
Share-based compensation expense	1,119	932	667
Provision for doubtful accounts	40	42	580
Deferred income taxes	2,669	1,804	(61)
Loss on disposition of property and equipment	(1)	11	26
Gain on sale of Tecnonet	(189)	—	—
Changes in operating assets and liabilities:
Accounts and other receivables	2,649	186	(4,780)
Inventories	127	2,878	(2,656)
Other assets	2,002	(221)	4,514
Accounts payable	(1,420)	(1,035)	1,498
Accrued liabilities	(761)	(1,672)	613
Income tax payable	(39)	38	(43)
Deferred revenue	(745)	1,662	1,832
Other current liabilities	(540)	(80)	(443)
Cash provided by (used in) operating activities - continuing operations	165	(7,942)	(5,997)
Cash provided by operating activities - discontinued operations	8,438	3,806	2,009
Net cash provided by (used in) operating activities	8,603	(4,136)	(3,988)

Cash flows from investing activities:
Purchases of property and equipment	(1,375)	(1,314)	(3,558)
Purchases of intangible assets	—	(650)	(473)
Change in restricted time deposits	(4,955)	13	(9)
Proceeds from sale of property and equipment	9	—	—
Proceeds from sale of Tecnonet, net of cash divested and transaction costs	8,688	—	—
Cash provided by (used in) investing activities - continuing operations	2,367	(1,951)	(4,040)
Cash used in investing activities - discontinued operations	(81)	(177)	(104)
Net cash provided by (used in) investing activities	2,286	(2,128)	(4,144)

Cash flows from financing activities:
Proceeds from exercise of stock options	190	72	—
Payments for shares repurchased for tax withholdings on vesting of restricted stock awards	(50)	(87)	—
Purchase of treasury shares	(4,943)	—	(3,884)
Cash used in financing activities - continuing operations	(4,803)	(15)	(3,884)
Cash provided by (used in) financing activities - discontinued operations	(1,649)	1,795	(1,128)
Net cash provided by (used in) financing activities	(6,452)	1,780	(5,012)
Effect of exchange rate changes on cash and cash equivalents	(690)	(685)	126
Net increase (decrease) in cash and cash equivalents	3,747	(5,169)	(13,018)
Cash and cash equivalents, beginning of year	22,422	27,591	40,609
Cash and cash equivalents, end of year	26,169	22,422	27,591
Less cash and equivalents of discontinued operations, end of year	—	6,280	1,563
Cash and cash equivalents, end of year	$26,169	$16,142	$26,028
Supplemental disclosure of cash flow information:
Cash paid during year for interest	$125	$283	$291
Cash paid during year for income taxes — Total	$1,825	$1,791	$1,800

The accompanying notes are an integral part of these consolidated financial statements.

MRV Communications, Inc.
Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation
Description of Business
MRV Communications, Inc. ("MRV" or the "Company"), a Delaware corporation, is a global supplier of communications solutions to telecommunications service providers, enterprises and governments throughout the world. MRV's products enable customers to provide high-bandwidth data and video services and mobile communications services more efficiently and cost effectively. MRV markets and sells its products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators. Until the third quarter of 2015, MRV conducted its business along two principal segments: the Network Equipment segment and the Network Integration segment. MRV's Network Equipment segment designs, manufactures, sells, and services equipment used by commercial customers, governments, and telecommunications service providers. Products include switches, optical transport platforms, physical layer products and out-of-band management products, and specialized networking products. The Network Integration segment which primarily operated in Italy and provided network system design, integration and distribution services that includes products manufactured by third-party vendors was sold in December 2015.

On December 3, 2015, the Company completed the sale of all of the shares of its wholly owned subsidiary, Tecnonet S.p.A.(Tecnonet), pursuant to a shares purchase agreement, dated as of August 10, 2015 (the "Purchase Agreement") with Maticmind S.p.A, ("the purchaser”), a company incorporated under the laws of Italy. Tecnonet was the last business unit in our Network Integration segment.

Our business involves reliance on foreign-based offices. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, Australia, Canada, Denmark, Germany, Israel, Italy, Netherlands, Philippines, Poland, Russia, Taiwan, Thailand, and the United Kingdom. For the years ended December 31, 2015, 2014 and 2013, external revenues from foreign subsidiaries accounted for 24%, 26% and 28%, respectively, of our total revenue. The majority of our foreign sales are to customers located in the European and Asia Pacific region.

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
Prior Period Reclassifications. On December 3, 2015, the Company completed the sale of Tecnonet. The sale of Tecnonet is reported as discontinued operations requiring retrospective restatement of prior periods to classify the results of operations for Tecnonet as discontinued operations in this Form 10-K for all periods presented. We have also reclassified the related assets and liabilities transferred as "assets of discontinued operations" and "liabilities of discontinued operations" on the Consolidated Balance Sheet as of December 31, 2014. Cash flows from discontinued operations are presented separately from the cash flows from continuing operations in the accompanying Statement of Cash Flows. (See Note 3, Discontinued Operations)

Certain reclassifications have been made to prior year amounts to conform to the 2015 presentation. These reclassifications did not impact previously reported operating results or the Company's previously reported financial position. The reclassification is to conform Rule 5-03 of Regulation S-X, which requires that costs of sales for both product and service revenue be disclosed separately on the condensed consolidated statement of operations.

2. Summary of Significant Accounting Policies
Revenue Recognition
MRV's revenue-generating products consist of switches and routers, console management, physical layer products, and fiber optic components. We recognize product revenue, net of sales discounts, returns and allowances, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered reasonably assured. Products are generally shipped "FOB shipping point," with no right of return and revenue is recognized upon shipment. If revenue is to be recognized upon delivery, such delivery date is tracked through information provided by the third party shipping company we use to deliver the product to the customer.
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
MRV generally warrants its products against defects in materials and workmanship for 90 days to three-year periods. The estimated cost of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.
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
Cash and Cash Equivalents
MRV treats highly liquid investments with an original maturity of 90 days or less as cash equivalents. Investments with original maturities at the date of purchase greater than 90 days and remaining time to maturity of one year or less as short-term and are included in restricted time deposits. MRV maintains cash balances and investments in qualified financial institutions, and at various times such amounts are in excess of federal insured limits. As of December 31, 2015, the Company's U.S. entities held $21.6 million in cash and cash equivalents. The remaining $4.6 million was held by the company's foreign subsidiaries in foreign bank deposit accounts.

Restricted Time Deposits
Restricted time deposits represent investments that are restricted as to withdrawal or use and from time to time may include certificates of deposit. Restricted time deposits generally secure standby letters of credit, bank lines of credit, or bank loans. When investments in restricted time deposits are directly related to an underlying bank loan and the restricted funds will be used to repay the loans, the investment and the subsequent release of the restricted time deposit are treated as investing activities in the Company's Consolidated Statements of Cash Flows. The other investments in and releases of restricted time deposits are included in investing activities because the funds are invested in certificates of deposit. As of December 31, 2015, the Company held a $5.0 million certificate of deposit with a highly rated financial institution which matures in June 2016.
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
The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Year ended:	Balance at beginning of period	Charged to expense	Deductions	Effect of foreign currency exchange rates	Balance at end of period
December 31, 2013	$708	580	(165)	(6)	$1,117
December 31, 2014	$1,117	42	(91)	(6)	$1,062
December 31, 2015	$1,062	40	(38)	(4)	$1,060

As of December 31, 2015 and 2014, one customer, accounted for 15% and 22% of gross accounts receivables, respectively.

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

Inventories, net of reserves, consisted of the following (in thousands):

December 31:	2015	2014
Raw materials	$3,132	$3,663
Work-in process	839	641
Finished goods	6,255	7,506
Total inventories	$10,226	$11,810

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

Property and equipment, at cost, consisted of the following (in thousands):

December 31:	2015	2014
Machinery and equipment	$8,557	$7,583
Computer hardware and software	6,512	6,242
Leasehold improvements	2,406	2,304
Furniture and fixtures	438	438
Construction in progress	119	181
Total property and equipment, at cost	18,032	16,748
Less — accumulated depreciation and amortization	(13,982)	(12,215)
Total property and equipment	$4,050	$4,533

Depreciation is computed using the straight line method over the estimated useful lives of the related assets, as follows:

	Life (years)
Asset category	From	To
Machinery and equipment	2	5
Computer hardware and software	3	7
Leasehold improvements	1	10
Furniture and fixtures	3	15

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $1.9 million, $1.9 million and $1.6 million, respectively.

Intangible Assets

Intangible assets that are determined to have definite lives are amortized over their useful lives. The Company recorded an impairment charge of $0.1 million during the year ended December 31, 2014. The Company did not record any impairment charges for the years ended December 31, 2015 and 2013. See Note 4 "Intangible Assets" for further information.

Impairment of Long-Lived Assets

Management evaluates its long-lived assets, such as property and equipment and other long-term assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. Management takes into consideration events or changes such as product discontinuance, plant closures, product dispositions and history of operating losses or other changes in circumstances to indicate that the carrying amount may not be recoverable. The carrying value of an asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair value. Fair value is determined using the anticipated cash flows discounted at a rate based on our weighted average cost of capital, which represents the blended after-tax costs of debt and equity. There was no impairment loss on long-lived assets during the three years ended December 31, 2015.

Fair Value of Financial Instruments

MRV's financial instruments including cash and cash equivalents, restricted time deposits, accounts receivable, other receivables and accounts payable are carried at cost, which approximates their fair value. The fair values of accounts receivable and accounts payable approximate their carrying amounts due to their short-term nature.

The Company follows a framework for measuring fair value, using a three-level hierarchy that prioritizes the use of observable inputs. The fair value hierarchy is divided into three levels based on the source of inputs as follows: Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities; Level 2 - Valuations for which all significant inputs are observable, either directly or indirectly, other than level 1 inputs for similar instruments; Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

All of MRV's financial assets and a majority of its financial liabilities that are measured at fair value are measured using the unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Management has not elected the fair value option for non-financial assets and liabilities.

As of December 31, 2015 and 2014, the Company had cash equivalents consisting of money market funds of $1.8 million and $10.6 million, respectively, that were classified as Level 1 investments and were quoted at market price. Cash equivalents are included in the consolidated balance sheets as follows (in thousands):

	Cost	Fair Value
December 31, 2015	$1,807	$1,807

December 31, 2014	$10,606	$10,606

During 2014, the Company updated the estimated fair value of 250,000 warrants originally recorded as a liability that was awarded to plaintiffs' counsel on February 18, 2014 in a litigation matter, (see Note 9, Commitments and Contingencies). In calculating the fair value, Management used the Black Scholes option pricing model including a volatility of 41% based on the Company's historical quoted prices and peer company data, the risk free interest rate of 1.5% and the 5 years expected term of the warrants. Volatility based on both the Company's historical quoted prices and peer company data was used as the Company's stock is thinly traded. The resulting fair value was $6.59 per warrant. In relation to this revaluation, the Company recorded expense of $0.4 million for the year ended December 31, 2014. Upon issuance and revaluation, the warrants met the requirements necessary for equity classification and were removed from liabilities and recorded as a component of additional paid in capital.

During the year ended December 31, 2014, one of plaintiffs' counsel exercised 152,500 warrants under the 'cashless' exercise provisions contained within the warrant agreement, leaving 97,500 warrants still available for future exercise. No warrants were exercised during the year ended December 31, 2015. The warrants expire on July 18, 2018.

Other Current Assets

Other current assets include other accounts receivable, prepaid expenses and other assets that will be consumed within a twelve month period. Other current assets as of December 31, 2015 included other accounts receivable of $4.8 million related to the post-closing purchase price adjustment on the sale of Tecnonet and prepaid expenses of $1.2 million and $0.9 of other assets. Other current assets included pre-paid expenses of $1.2 million and $1.5 million of other assets as of December 31, 2014.

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

Internal Use Software Development Costs

Any software that we acquire, internally develop, or modify solely to meet our internal needs, and for which we have no substantive plan to market the software externally, is capitalized during the development phase. Costs incurred during the research phase are expensed as incurred. During the year ended December 31, 2013, we implemented a new enterprise-wide software for which we capitalized the development costs, the costs of which are included in property and equipment on the Consolidated Balance Sheets. There were no such costs capitalized during the years ended December 31, 2014 and 2015.

Sales and Marketing

Sales and marketing costs are charged to expense as incurred. For the years ended December 31, 2015, 2014 and 2013, advertising and trade show costs were $0.4 million, $0.9 million and $0.9 million, respectively.

Income Taxes

We account for income taxes using the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

We use a risk based approach and analysis to identify potential tax exposures, estimate those tax exposures, and record appropriate uncertain tax liabilities based on whether or not the tax position is more-likely-than-not to be sustained under examination. We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations if the sustainability of the uncertain tax position does not meet the "more likely than not" recognition threshold based on its technical merits. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

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

Outstanding stock options to purchase 295,366, 309,309 and 325,837 shares were excluded from the computation of dilutive shares for the years ended December 31, 2015, 2014 and 2013, respectively, as they were anti-dilutive because of the net loss from continuing operations. Treasury shares are excluded from the number of shares outstanding.

Share-Based Compensation

The Company accounts for stock-based payment awards at fair value at the grant date. The estimated fair value of stock options and warrants are determined using the Black-Scholes valuation model. The assumptions used in calculating the fair value of share-based payment awards represent MRV's best estimates. Those estimates may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and the related income tax impact. Stock-based compensation cost is recorded as expense using the straight-line method over the requisite service period.

Recent Accounting Pronouncements

We consider the applicability and impact of all Accounting Standards Updates (“ASUs”). The ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and/or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. ASU 2014-09 was originally effective for interim and annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017. Early application is permitted after December 15, 2016. Management is currently evaluating the potential impact that adopting ASU 2014-09 will have on its consolidated financial statements and footnote disclosures. The Company anticipates concluding its evaluation by December 31, 2016 and plans to adopt ASU 2014-09 on January 1, 2018.

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

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). The amendments in ASU 2015-17 simplify the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current. ASU 2015-17 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. Management is currently evaluating the potential impact that adopting ASU 2015-17 will have on its consolidated financial statements and footnote disclosures.

In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). The amendments in ASU 2016-02 requires companies that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations generated by contracts longer than a year. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. Management is currently evaluating the potential impact that adopting ASU 2016-02 will have on its consolidated financial statements and footnote disclosures.

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

On August 10, 2015, we announced that we entered into a shares purchase agreement (“the Purchase Agreement”) with Maticmind S.p.A., (the “Purchaser”), a company incorporated under the laws of Italy, for the sale of all of the shares of our wholly-owned subsidiary Tecnonet. The consideration for the transaction included a cash payment by the Purchaser to the Company of €15.6 million (approximately $17.0 million) at closing plus a cash payment by Tecnonet to the Company of €4.1 million (approximately $4.6 million) prior to closing to repay an outstanding intercompany obligation. Tecnonet procured third party debt financing and repaid the loan in full in two payments: €1.5 million was received during the quarter ended September 30, 2015, with the remaining amount received during October 2015. The Purchaser assumed this debt at closing pursuant to the Purchase Agreement. On December 1, 2015, the sale of Tecnonet was approved by the Company's stockholders at the Company's special meeting of stockholders. On December 3, 2015, the Company completed the sale of all of the shares of Tecnonet. On February 19, 2016, the Company received a payment of €4.3 million (approximately $4.8 million) representing the post-closing purchase price adjustment pursuant to the Purchase Agreement. (See Note 16, Subsequent events) The Purchase Agreement also contains customary representations, warranties, covenants and indemnification obligations.

The Company included the $4.8 million receivable representing the post-closing purchase price adjustment on its consolidated balance sheet within other current assets as of December 31, 2015.
In 2015, the Company reported an after-tax gain on the sale of Tecnonet in the amount of $0.2 million. In addition, the Company recorded a cumulative translation loss $2.2 million and $0.8 million in transaction costs related to the sale, all of which are recorded within discontinued operations in 2015. The $2.2 million of foreign currency related losses included $1.0 million of historical translation related adjustments previously included in accumulated other comprehensive income on the consolidated balance sheet and $1.2 million recognized loss on the intercompany obligation that was settled as part of the transaction.
The results of operations of Tecnonet for the years ended December 31, 2015, 2014 and 2013 that are reflected in consolidated statements of operations as discontinued operations consist of the following (in thousands):

Year Ended December 31:	2015	2014	2013

Revenue:
Product revenue	$32,315	$47,649	$38,095
Service revenue	30,274	37,869	37,541
Total revenue	62,589	85,518	75,636
Cost of Revenue:
Cost of product	28,472	42,883	35,575
Cost of services	24,181	29,458	29,138
Total cost of revenue	52,653	72,341	64,713
Gross profit	9,936	13,177	10,923
Selling, general and administrative (1)	6,574	7,615	6,297
Operating income	3,362	5,562	4,626
Interest expense	(124)	(305)	(355)
Cumulative translation loss recognized upon sale of Tecnonet	(2,180)	—	—
Other expense, net	(307)	(444)	(193)
Income from discontinued operations before income taxes	751	4,813	4,078
Provision for income taxes	1,311	2,430	1,542
Income from discontinued operations, net of tax	(560)	2,383	2,536
Gain on sale of Tecnonet, net of tax	189	—	—
Net income (loss) from discontinued operations, net of income taxes	$(371)	$2,383	$2,536
(1) Includes Transaction costs of $0.8 million in 2015.

The assets and liabilities of Tecnonet that are reflected in the consolidated balance sheet as of December 31, 2015 and 2014 consisted of (in thousands):

Year Ended December 31:	2015	2014
Assets
Current assets:
Cash and cash equivalents	$—	$6,280
Accounts receivable, net	—	25,981
Other receivables	—	10,458
Inventories, net	—	9,873
Other current assets	—	3,823
Total current assets	—	56,415
Property and equipment, net	—	358
Other assets	—	89
Total assets	$—	$56,862

Liabilities
Current liabilities:
Short-term debt	$—	$5,402
Accounts payable	—	17,173
Accrued liabilities	—	3,988
Deferred revenue	—	4,816
Total current liabilities	—	31,379
Other long-term liabilities (1)	—	952
Total Liabilities	$—	$32,331

(1) Excludes intercompany obligation of $5.0 million that was eliminated upon consolidation.
The assets and liabilities of Tecnonet were removed from our consolidated balance sheet as of the date of the divestiture.

4.	Intangible Assets

Intangible assets, net of amortization, totaled $1.2 million and $1.4 million as of December 31, 2015 and 2014, respectively, and consist of intellectual property purchased during the years ended December 31, 2014 and 2013. A portion of these assets, approximating $0.4 million and $0.7 million, which represent software license agreements, were placed into service during the years ended December 31, 2014 and 2015, respectively. Amortization of intangible assets was $0.2 million and $0.05 million for the year ended December 31, 2015 and 2014, respectively. The terms of the some of these license agreements provide for use of the licensed software into perpetuity while others are definite. The Company plans to amortize the cost of the license agreements over the estimated useful life, which can range between three to five years. The Company recorded an impairment charge of $0.1 million during the year ended December 31, 2014 on one of the software license agreements placed into service. The Company did not record any impairment charges related to intangible assets for the years ended December 31, 2015 and 2013. As of December 31, 2015, intangible assets not yet placed into service totaled approximately $0.4 million.
The following table illustrates the estimated future amortization expense of intangible assets as of December 31, 2015 (in thousands):

Year ending December 31,	Estimated Amortization Expense
2016	$314
2017	280
2018	214
2019	214
2020	117
Thereafter	14
Total	$1,153

5. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

December 31:	2015	2014
Payroll and related	$6,514	$6,187
Professional fees	1,284	1,278
Non-income taxes	483	601
Product warranty	593	616
Deferred rent	—	160
Other	1,098	1,715
Total accrued liabilities	$9,972	$10,557

6. Income Taxes
For financial reporting purposes, loss from continuing operations before provision for income taxes includes the following (in thousands):

Year ended December 31:	2015	2014	2013
United States	$(3,308)	$(7,993)	$(4,096)
Foreign	(629)	(4,672)	(5,296)
Loss from continuing operations before provision for income taxes	$(3,937)	$(12,665)	$(9,392)
The provision (benefit) for income taxes consists of the following (in thousands):

Year ended December 31:	2015	2014	2013
Current:
State	$49	$(89)	$(56)
Foreign	144	68	(65)
Total current	193	(21)	(121)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	2,678	1,894	87
Total deferred	2,678	1,894	87
Provision (benefit) for income taxes	$2,871	$1,873	$(34)

The income tax provision differs from the amount computed by applying the federal statutory income tax rate as follows:

Year ended December 31:	2015	2014	2013
Income tax provision, at statutory federal rate	34%	34%	34%
State and local income taxes, net of federal income taxes effect	4	3	2
Permanent differences	(4)	(1)	(1)
Foreign taxes at rates different than domestic rates	(1)	(3)	(5)
Expired capital loss carryforwards	(880)	—	—
Change in valuation allowance	775	(47)	(28)
Change in reserve for uncertain tax positions	—	—	(1)
Other adjustments	(1)	(1)	(1)
Effective tax rate	(73)%	(15)%	—%

The components of deferred income taxes consist of the following (in thousands):

December 31:	2015	2014
Allowance for doubtful accounts	$365	$389
Inventory reserve	3,161	2,814
Accrued liabilities	2,794	2,846
Other	4,697	5,446
	11,017	11,495
Valuation allowance	(11,017)	(10,960)
Net current deferred income tax assets	—	535

Net operating losses	91,893	91,085
Depreciation and amortization	(163)	370
Capital loss carryforwards	—	38,755
	91,730	130,210
Valuation allowance	(91,730)	(128,105)
Net long-term deferred income tax asset	—	2,105
Total deferred income taxes	$—	$2,640

MRV records valuation allowances against deferred income tax assets, when necessary. Realization of deferred income tax assets, such as net operating loss ("NOL") carryforwards and income tax credits, is dependent on future taxable earnings and is therefore uncertain. At least quarterly, the Company assesses the likelihood that the deferred income tax asset balance will be recovered from future taxable income. To the extent management believes that recovery is unlikely, the Company establishes a valuation allowance against the deferred income tax asset, which increases income tax expense in the period such determination is made. During the year ended December 31, 2015, the Company recorded a net decrease to the valuation allowance totaling $36.3 million against deferred income tax assets primarily from the utilization and expiration of $38.8 million of prior year capital loss carryforwards and an increase in our valuation allowance related to our foreign subsidiaries. Our unreserved net deferred tax assets of $2.6 million at December 31, 2014, was exclusively part of our foreign subsidiary operations.

During the nine months ended September 30, 2015, the Company recorded a provision for deferred taxes related to Tecnonet’s foreign earnings in the amount of $8.7 million with a corresponding reduction in the deferred tax valuation allowance of $8.7 million. Upon the sale of Tecnonet, the $8.7 million deferred tax liability was released and the Company recorded a tax benefit with a corresponding increase in the deferred tax valuation allowance. The change had no impact on the Company’s effective income tax rate for the year ended December 31, 2015.

The change in the valuation allowance is as follows (in millions):

December 31:	2015	2014
Balance at beginning of period	$(139)	$(133)
(Increase) decrease in valuation allowance	36	(6)
Balance at end of period	$(103)	$(139)

As of December 31, 2015, MRV had federal, state, and foreign NOL carryforwards available of $182.5 million, $97.1 million and $97.4 million, respectively. For the year ended December 31, 2015, federal NOL carryforwards increased by $2.8 million, and state net operating loss carryforwards decreased by $3.6 million. For federal and state income tax purposes, the NOLs expired beginning in 2015 and are available to offset future taxable income through 2034. Certain foreign NOL carryforwards and tax credits are available indefinitely. During the year ended December 31, 2015, the Company utilized $11.7 million and $3.0 million of federal and state capital loss carryforwards, respectively. The unutilized capital loss carryforwards of $98.8 million and $21.0 million for federal and state tax, respectively expired on December 31, 2015. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of December 31, 2015, the US federal and state NOLs had a full valuation allowance.

MRV has not recorded U.S. income tax expense for foreign earnings that it has declared as indefinitely reinvested offshore, thus reducing its overall income tax expense. At December 31, 2015, MRV had approximately $3.5 million of accumulated but undistributed earnings at certain foreign entities. The amount of earnings designated as indefinitely reinvested offshore is based upon our expectations of the future cash needs of the Company's foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be repatriated. In the event actual cash needs of the Company's U.S. entities exceed current expectations or the actual cash needs of the Company's foreign entities are less than expected, the Company may need to repatriate foreign earnings that have been designated as indefinitely reinvested offshore. This would result in recording additional U.S. income tax expense. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

During the year ended December 31, 2015, the Company reported a loss from continuing operations and income from discontinued operations. The Company recognized income tax expense of $1.3 million, $2.4 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, with respect to its discontinued operations.

The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction, and various state and foreign jurisdictions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

December 31:	2015	2014
Balance at beginning of period	$(100)	$(134)
Reductions related to prior year positions	19	34
Balance at end of period	$(81)	$(100)

Substantially all of the uncertain tax benefits as of December 31, 2015, if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The tax years 2002-2015 remain open to examination by the major taxing jurisdictions to which the Company is subject. Management does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

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

7. Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

December 31:	2015	2014
Liability for severance pay	$2,729	$2,624
Long-term portion of deferred revenue	1,036	1,330
Other	81	350
Total other long-term liabilities	$3,846	$4,304

8. 401(k) Plan
The Company sponsors a 401(k) plan to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code, MRV's plan provides for tax-deferred salary contributions for eligible employees. The Plan allows employees to contribute a portion of their annual compensation to the plan on a pretax basis. The Company currently matches pretax contributions up to 50% of the first 6% of eligible earnings contributed by employees. Matching contributions to the Plan totaled approximately $424,000, $562,000, and $335,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

9. Commitments and Contingencies
Lease Commitments
MRV leases certain facilities and equipment under non-cancelable lease agreements expiring in various years through 2020. Following are the aggregate minimum annual lease payments under leases in effect as of December 31, 2015 (in thousands):

Year ending December 31:	Operating leases
2016	1,409
2017	971
2018	461
2019	327
2020	250
Thereafter	—
Total	$3,418
Rental expense under non-cancelable operating lease agreements for the years ended December 31, 2015, 2014 and 2013, was $1.0 million, $1.3 million and $1.2 million, respectively.
On October 8, 1996, the Company entered into a lease amendment for the lease of office space located in Chatsworth, CA (Los Angeles area).  The current term of the lease is for 10 years through April 1, 2017, with no option to extend the lease term. The remaining lease payments over the current term will approximate $0.3 million.  Pursuant to the amendment, the Company was granted an improvement allowance of $70,000 which is being amortized as a reduction to rent expense over the life of the lease.

On June 30, 2005 the Company entered into a lease amendment as successor-in-interest to Luminent, Inc. for the lease of office and warehouse space located in Chatsworth, CA (Los Angeles area).  In June 2015, the Company extended its current lease through March 31, 2017, with no option to extend the lease term. The remaining lease payments will approximate $0.3 million.

On December 16, 2009, the Company entered into a lease amendment with Chelmsford Associates, LLC for the lease of office space located in Chelmsford, MA (Boston area).  In April 2015, the Company extended the terms of its existing lease for five years, six months through August 31, 2020, with an option to extend the lease term for a five year period. The remaining lease payments over the current term will approximate $1.5 million. Pursuant to the lease, the Company was granted rent abatement of $214,067, which is being amortized as a reduction to rent expense over the life of the lease.

On August 9 2007, the Company entered into a lease with Mirobin Ltd. for the lease of office space located in Yokneam, Israel (Haifa area) through December 31, 2017, with no option to extend the lease term. The remaining lease payments over the current term will approximate $0.7 million.

Purchase Commitments with Outsourcing Partners and Component Suppliers

We utilize several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of December 31, 2015, the Company had outstanding minimum future commitments for manufacturing and component purchases totaled $11.9 million.

Royalty Commitment

Certain of MRV's Israeli subsidiaries are obligated to the Office of the Chief Scientist of the Government of Israel ("Chief Scientist") with respect to the government's participation in research and development expenses for certain products. The royalty to the Chief Scientist is recorded in cost of goods sold, and is calculated at a rate of 2.0% to 5.0% of sales of such products developed with the participation, up to the cost of such participation. There is currently no outstanding obligation as of December 31, 2015. We have further reserved approximately $243,000 against a disputed claim that was raised in 2005, though the last correspondence with the Chief Scientist on the matter occurred in 2008. Amounts received from the participation of the Chief Scientist are offset against the related research and development expenses incurred. MRV did not receive participation from the Chief Scientist for the years ended December 31, 2015, 2014, and 2013.

Indemnification Obligations

In connection with the sale by MRV of Source Photonics Inc. (SPI) in October 2010, MRV agreed to indemnify the buyer against certain claims brought after the closing for prior-occurring events.  Most of the indemnification obligations have expired, however any indemnification obligations related to intellectual property extend until the third anniversary of the closing, indemnification related to employee benefits, environmental liabilities and taxes extend until their applicable statute of limitations has run plus 90 days, and indemnification obligations are not time limited for title and ownership representations.  These indemnification obligations are subject to a $1.0 million deductible and a $20.0 million cap and we have purchased an insurance policy to protect against such obligations.

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
Our agreements for the sale of certain business; CES in March 2012, Alcadon and Interdata in October 2012, and Tecnonet in December 2015, include customary indemnification obligations running to the respective buyers.

In connection with the sale of CES, MRV agreed to indemnify the buyer for the representations and warranties made in the sale purchase agreement and purchased an insurance policy to protect against any claims of indemnification related to the representations and warranties.

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

Accordingly, no liabilities have been recorded for these indemnifications agreements as of December 31, 2015 and 2014.

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
In May 2014, a former customer of Tecnonet, filed a claim in an Italian civil court alleging that Tecnonet, and two of its third-party subcontractors, breached certain supply agreements with the customer and that Tecnonet was aware of a conflict of interest involving the subcontractors. The plaintiff claimed damages and restitution from Tecnonet and the subcontractors, jointly and severally, of approximately $3.0 million in the aggregate, plus costs. On July 21, 2015, Tecnonet and the plaintiff entered into an agreement to settle the lawsuit for a one-time cash payment, which had been accrued and included in discontinued operations for the year ended December 31, 2015. The settlement for this litigation was paid during the quarter ended September 30, 2015. Accordingly, we now consider this matter to be closed.
In connection with the sale by MRV of Source Photonics, Inc. (“SPI”) in October 2010, MRV agreed to indemnify the buyer against certain claims brought after the closing for prior-occurring events. The Company has received a notice from SPI, advising the Company of a tax audit for periods including tax returns filed prior to the acquisition of SPI by the buyer. Management believes that it has meritorious defenses to the extent a formal indemnification claim is asserted and has submitted the potential claim to its insurer. MRV intends to vigorously contest any claim; however, no formal legal proceeding has been commenced, and MRV can provide no assurance that such claim would not have a material adverse effect on its business, operating results or financial condition.

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
MRV and its subsidiaries have from time to time been named as a defendant in other lawsuits involving matters that management considers routine to the nature of its business. Management is of the opinion that the ultimate resolution of such matters will not have a material adverse effect on our business, operating results and financial condition.

10. Product Warranty
As of December 31, 2015 and 2014, MRV's product warranty liability recorded in accrued liabilities was $0.6 million. The following table summarizes the activity related to the product warranty liability (in thousands):

	Balance at beginning of period	Cost of warranty claims	Accruals for product warranties	Foreign currency translation adjustment	Balance at end of period
December 31, 2013	$1,006	$(321)	$(107)	$—	$578
December 31, 2014	$578	$(17)	$55	$—	$616
December 31, 2015	$616	$—	$(23)	$—	$593

MRV accrues for warranty costs as part of its cost of sales based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of 90 days to three years.

11. Stockholders' Equity
Stock Repurchase Programs and Stock Repurchase
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

On August 15, 2013, the Company's Board of Directors terminated the existing stock repurchase plan and approved a replacement repurchase plan on substantially the same terms in an amount up to $7.0 million that expired on May 14, 2014. From August 15, 2013, through December 31, 2014, the Company repurchased 127,510 shares at a total cost of approximately $1.3 million. No additional shares were repurchased during year ended December 31, 2014, under this plan.

On December 16, 2014, the Company's Board of Directors approved a repurchase of shares of the Company's Common Stock in an amount up to $8.0 million under a share repurchase plan that expired in accordance with its terms on November 13, 2015. During the year ended December 31, 2015, the Company repurchased 502,077 shares at a total cost of approximately $4.9 million, excluding commission under this share repurchase plan.

Equity Grants

MRV's equity plans provide for granting options, restricted stock or other forms of equity to purchase shares of MRV's Common Stock, to employees, directors and non-employees performing consulting or advisory services for the Company. Under these plans, stock options exercise prices generally equal the fair market value of MRV's Common Stock at the date of grant and restricted stock grants do not have exercise prices. The options generally vest over one year to three years with expiration dates of ten years from the date of grant and all outstanding restricted stock grants vest one year from the date of grant. The Company's 2015 Long Term Incentive Plan provides for granting options, restricted stock, and other forms of equity, and is at the discretion of the Board of Directors. As of December 31, 2015, 995,363 shares of Common Stock were available for future awards under the plan. (See Note 12, Share-Based Compensation)

Dividends

The payment of dividends on the Company's Common Stock is within the discretion of the Company's Board of Directors. The Board of Directors did not declare cash dividends during the years ended December 31, 2015, 2014 and 2013. The Board of Directors regularly evaluates its capital position to consider the return of cash to stockholders. The Board of Directors does not currently have plans to begin paying a regular dividend.

12.	Share-Based Compensation

MRV records share-based compensation expense at fair value. The following table summarizes the impact on MRV's results of continuing operations of recording share-based compensation for the years ended December 31, 2015, 2014 and 2013 (in thousands):

Year Ended December 31:	2015	2014	2013
Cost of goods sold	$131	$113	$92
Product development and engineering	232	166	66
Selling, general and administrative	756	653	509
Total share-based compensation expense (1)	$1,119	$932	$667

(1)	Income tax benefits realized from stock option exercises and similar awards were immaterial in all periods.

The Company granted 255,914, 198,647 and 80,242 stock options during the years ended December 31, 2015, 2014 and 2013, respectively with the related average fair value of $4.48, $6.95 and $4.89 per share, respectively. The Company granted restricted shares of 95,587, 100,355 and 91,388 at average fair values of $10.58, $13.91 and $9.98 per share during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, the total unrecognized share-based compensation balance for unvested securities, net of expected forfeitures, was $1.8 million, which is expected to be amortized over a weighted-average period of 2 years.

The following table summarizes the activity that relates to the Company's restricted stock awards for the years ended December 31, 2015, 2014 and 2013 (share amounts):

Year Ended December 31:	2015	2014	2013
Non-vested restricted stock awards, January 1, 2015	103,034	81,193	37,514
Granted	95,587	100,355	91,388
Vested	(41,136)	(39,238)	(37,428)
Forfeited	(14,306)	(39,276)	(10,281)
Non-vested restricted stock awards, December 31, 2015	143,179	103,034	81,193

Valuation Assumptions

MRV uses the Black-Scholes option pricing model to estimate the fair value of stock option awards or related modifications. The Black-Scholes model requires the use of subjective and complex assumptions including the option's expected life and the underlying stock price volatility. MRV bases volatility on the Company's historical quoted prices and peer company data. The following weighted average assumptions were used for estimating the fair value of options granted during the years ended December 31, 2015, 2014 and 2013:

Year ended December 31:	2015	2014	2013
Risk-free interest rate	1.7%	2.0%	1.2%
Dividend yield (1)	—	—	—
Volatility	43%	50%	52%
Expected life (in years)	5.9	5.9	5.7

(1)	As the Company does not pay a dividend on a regular basis, and dividends paid in the past have been special in nature, a dividend rate of zero was used.
Share-Based Payment Award Activity
The following table summarizes option share-based payment award activity for the one-year period ended December 31, 2015:

	Shares under option	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding, January 1, 2015	407,950	$22.12
Granted	255,914	$10.46
Exercised	(16,878)	$11.27
Canceled, forfeited or adjusted	(183,073)	$23.84
Outstanding, December 31, 2015	463,913	$15.10	7.96	$614,591
Vested and expected to vest, December 31, 2015	407,713	$15.67	7.78	$516,599
Exercisable, December 31, 2015	151,858	$23.23	5.55	$97,866
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on MRV's closing stock price of $12.22 at December 31, 2015, which would have been received by award holders had all award holders exercised in-the-money awards as of that date.
A summary of the Company's non-vested options as of December 31, 2015:

	Shares under option	Weighted average exercise price
Non-vested options outstanding, January 1, 2015	140,276	$13.73
Granted	255,914	$10.46
Vested	(63,976)	$13.46
Canceled, forfeited or adjusted	(20,159)	$13.08
Non-vested outstanding, December 31, 2015	312,055	$11.20

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2015:

Range of Exercise prices	Options outstanding as of December 31, 2015	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2015	Weighted average exercise price of exercisable options
$9.10 - $9.10	24,812	7.42	$9.10	24,812	$9.10
$9.63 - $9.63	193,848	9.30	$9.63	—	$—
$9.72 - $13.32	63,928	8.90	$11.98	27,331	$12.19
$13.40 - $13.60	38,589	8.95	$13.45	11,095	$13.52
$14.51 - $14.51	73,932	7.85	$14.51	24,816	$14.51
$16.80 - $48.80	50,004	3.73	$30.38	45,004	$31.57
$51.20 - $57.40	16,675	1.40	$52.62	16,675	$52.62
$64.80 - $64.80	375	0.42	$64.80	375	$64.80
$73.20 - $73.20	500	0.33	$73.20	500	$73.20
$79.20 - $79.20	1,250	0.25	$79.20	1,250	$79.20
$9.10 - $79.20	463,913	7.96	$15.10	151,858	$23.23

The following table summarizes certain stock option exercise activity during the periods presented (in thousands):

Year ended December 31:	2015	2014	2013
Total intrinsic value of stock options exercised	$42	$17	$—
Cash received from stock options exercised	$190	$72	$—

13.	Geographic Information

Following the completion of the sale of the Tecnonet business unit on December 3, 2015, MRV now has one reportable segment: Network Equipment.

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

Management evaluates reportable segment information pursuant to ASC 280, Segment Reporting. Based on this evaluation as of December 31, 2015, management has determined the Company operates as a single reportable segment.

Revenues:

The following table summarizes external revenue by geographic region (in thousands):

Year Ended December 31:	2015	2014	2013
United States	$42,933	$51,036	$55,071
Americas (Excluding the U.S.)	6,828	1,507	4,200
Europe	19,463	20,478	23,206
Asia Pacific	18,975	13,517	8,087
Total	$88,199	$86,538	$90,564

Revenues from the United States and Australia accounted for 67%, 72% and 68% of our consolidated revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

Significant Customers:

Revenue from one customer accounted for 19%, 11% and 5% of our consolidated revenue for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, amounts due from this customer accounted for 15% and 22% of our consolidated gross accounts receivables, respectively. Revenue from another customer accounted for 12%, 12% and 15% of our consolidated revenue for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, amounts due from this customer accounted for 5% and 1% of our consolidated gross accounts receivables, respectively.

Long-lived Assets:

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

December 31:	2015	2014
Americas	$2,808	$3,078
Europe	1,223	1,429
Asia Pacific	19	26
Total	$4,050	$4,533

14. Other Income (Expense), Net
Following is a summary of other income (expense), net (in thousands):

Year ended December 31:	2015	2014	2013
Interest income	$1	$5	$10
Gain (loss) on foreign currency transactions	(133)	441	(444)
Other, net	84	225	220
Total	$(48)	$671	$(214)

15. Quarterly Financial Data (Unaudited)
The following tables summarize MRV's consolidated statements of operations for 2015 (in thousands):

Three months ended:	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue	$22,185	$24,519	$22,933	$18,562
Cost of sales	10,641	12,560	10,819	8,599
Gross profit	11,544	11,959	12,114	9,963
Operating expenses:
Product development and engineering	5,125	5,310	4,901	5,112
Selling, general and administrative	7,736	7,379	7,281	6,570
Total operating expenses	12,861	12,689	12,182	11,682
Operating loss	(1,317)	(730)	(68)	(1,719)
Interest expense	(14)	(22)	(11)	(8)
Other income (loss), net	81	(296)	188	(21)
Income (loss) from continuing operations before provision for income taxes	(1,250)	(1,048)	109	(1,748)
Provision (benefit) for income taxes	50	77	(39)	2,783
Income (loss) from continuing operations	(1,300)	(1,125)	148	(4,531)
Gain (loss) from discontinued operations	232	844	738	(2,185)
Net income (loss)	$(1,068)	$(281)	$886	$(6,716)

Net income (loss) per share — basic
From continuing operations	$(0.18)	$(0.16)	$0.02	$(0.65)
From discontinued operations	0.03	0.12	0.11	(0.31)
Net income (loss) per share — basic	$(0.15)	$(0.04)	$0.13	$(0.96)

Net income (loss) per share — diluted
From continuing operations	$(0.18)	$(0.16)	$0.02	$(0.65)
From discontinued operations	0.03	0.12	0.11	(0.31)
Net income (loss) per share — diluted	$(0.15)	$(0.04)	$0.13	$(0.96)

Basic weighted average shares	7,131	6,988	6,978	6,980
Diluted weighted average shares	7,131	6,988	7,014	6,980

The above table includes a $2.6 million increase in the provision for income taxes for the three months ended December 31, 2015 related to an increase in the Company's valuation allowance on deferred tax assets. (See Note 6, Income Taxes).

The following tables summarize MRV's consolidated statements of operations for 2014 (in thousands):

Three months ended:	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue	$22,265	$21,770	$21,933	$20,570
Cost of sales	11,506	10,584	10,870	10,977
Gross profit	10,759	11,186	11,063	9,593
Operating expenses:
Product development and engineering	5,578	5,392	5,060	4,803
Selling, general and administrative	9,877	8,624	8,185	8,394
Total operating expenses	15,455	14,016	13,245	13,197
Operating loss	(4,696)	(2,830)	(2,182)	(3,604)
Interest income (expense)	(34)	20	(39)	29
Other income (loss), net	75	(29)	350	275
Loss from continuing operations before provision for income taxes	(4,655)	(2,839)	(1,871)	(3,300)
Provision (benefit) for income taxes	(28)	135	71	1,695
Income (loss) from continuing operations	(4,627)	(2,974)	(1,942)	(4,995)
Income (loss) from discontinued operations	410	707	902	364
Net loss	$(4,217)	$(2,267)	$(1,040)	$(4,631)

Net income (loss) per share — basic
From continuing operations	$(0.64)	$(0.40)	$(0.26)	$(0.68)
From discontinued operations	0.06	0.10	0.12	0.05
Net income (loss) per share — basic	$(0.58)	$(0.30)	$(0.14)	$(0.63)

Net income (loss) per share — diluted
From continuing operations	$(0.64)	$(0.40)	$(0.26)	$(0.68)
From discontinued operations	0.06	0.10	0.12	0.05
Net income (loss) per share — diluted	$(0.58)	$(0.30)	$(0.14)	$(0.63)

Basic weighted average shares	7,283	7,360	7,362	7,368
Diluted weighted average shares	7,283	7,360	7,362	7,368

The above table includes a $1.9 million increase in the provision for income taxes for the three months ended December 31, 2014 related to an increase in the Company's valuation allowance on deferred tax assets. (See Note 6, Income Taxes).

16. Subsequent Event
On January 26, 2016, the Company's Board of Directors, adopted a rights plan and declared a dividend of one preferred stock purchase right (each a “Right” and collectively, the “Rights”) for each share of the Company’s outstanding common stock, par value $0.0017 (the “Common Stock”) at the close of business of February 10, 2016 (the “Record Date”) and has authorized the issuance of one Right (subject to adjustment as provided in the Rights Plan) with respect to each share of Common Stock that becomes outstanding between the Record Date and earliest of the Distribution Date and the Expiration Date (as defined in the Rights Plan). The terms of the Rights and the rights plan are set forth in a Rights Agreement, by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of January 26, 2016 (the “Rights Plan”).

The Company's Board of Directors adopted the Rights Plan in an effort to protect the Company from potential adverse consequences arising under the Internal Revenue Code, such adverse consequences including a significant reduction in the annual utilization of the Company’s net operating loss carryforwards (“NOLs”) and built-in losses and the impairment or loss of the NOLs and built-in losses prior to their use.

In connection with the adoption of the Rights Plan, the Board approved a Certificate of Designations of Series A Junior Participating Preferred Stock designating 100,000 shares of Preferred Stock (the “Certificate of Designations”). The Company filed the Certificate of Designations on January 27, 2016 with the Secretary of State of the State of Delaware and the Certificate of Designations became effective on such date.

On February 19, 2016, the Company received a payment of €4.3 million (approximately $4.8 million) representing the post-closing purchase price adjustment pursuant to the Purchase Agreement entered into with the Purchaser for the sale of all of the shares of our wholly-owned subsidiary Tecnonet.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as such term is defined in Securities Exchange Act Rule 13a-15(e) or 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. Our internal control system over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual consolidated financial statements, management has undertaken its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

Report of Independent Registered Public Accounting Firm
Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued its report on the effectiveness of our internal control over financial reporting, a copy of which appears on page 74 of this annual report.

Changes in Internal Control Over Financial Reporting

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

Remediation

We completed our remediation efforts related to these material weaknesses by, among other things by updating our U.S. GAAP financial statement disclosure requirements checklists for use by our U.S. and Tecnonet’s accounting and finance personnel as a reference tool during our interim and year-end reporting periods. We have also fostered closer cooperation between our U.S. and Tecnonet’s accounting and financial reporting teams through, for example, regular meetings and visits between the teams, implementing U.S. GAAP training and regular review of U.S. GAAP accounting issues. On December 1, 2015, the sale of Tecnonet was approved by the Company's stockholders at the Company's special meeting of stockholders and on December 3, 2015, the Company completed the sale of Tecnonet. As such, Tecnonet is being reported as a discontinued operation and is not part of the internal controls assessment at year end.

In addition, over the past year, we have identified, reviewed, analyzed, and corrected all instances of errors in our spreadsheet procedures and controls by working with business areas to identify our large and complex material spreadsheets and implemented policy guidelines regarding access control, version control, input, security and integrity of data, change management, overall analytics, reconciliations and segregation of duties over those spreadsheets.

The actions that were taken were subject to senior management review and Audit Committee oversight. Management believes the foregoing efforts have effectively remediated the material weaknesses in the fourth quarter of 2015.

There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MRV Communications, Inc.

We have audited the internal control over financial reporting of MRV Communications, Inc., a Delaware corporation (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 9, 2016 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Los Angeles, California

March 9, 2016

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
(1) Included in Part II, Item 8 of this Annual Report on Form 10-K:
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

2.5	Share Sale and Purchase Agreement, dated as of August 7, 2015, between MRV Communications, Inc. and Maticmind S.p.A. (incorporated by reference from Exhibit 4.1 of Form 8-K filed on August 10, 2015)
3.1	Amended and Restated Certificate of Incorporation of MRV Communications, Inc. (incorporated by reference from Exhibit 4.1 of Form 10-Q for the quarter ended June 30, 2007)
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

3.4	Bylaws of MRV Communications, Inc., as amended through October 5, 2009 (incorporated by reference from Exhibit 3.1 of Form 8-K filed on October 6, 2009)
3.5	Bylaws of MRV Communications, Inc. as amended through November 8, 2013 (incorporated by reference from Exhibit 3.1 on Form 10-Q for the quarter ended September 30, 2013)
3.6	Amended and Restated Bylaws of MRV Communications, Inc. as amended through November 5, 2014 (incorporated by reference from Exhibit 3.1 on Form 10-Q for the quarter ended September 30, 2014)
3.7	Certificate of Designations of Series A Junior Participating Preferred Stock of MRV Communications, Inc. (incorporated by reference from Exhibit 3.1 of Form 8-K filed on January 26, 2016)

4.1	Specimen certificate of Common Stock (incorporated by reference to Exhibit 4.5 of Form S-3 (file No. 333-64017) filed on September 9, 1998)
4.2
Warrant Agreement dated as of July 16, 2013 between MRV Communications, Inc. and American Stock Transfer and Trust Company (incorporated by reference from Exhibit 4.1 on Form 10-Q for the quarter ended June 30, 2013)

4.3
Rights Agreement, dated as of January 26, 2016, between MRV Communications, Inc. and American
Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Certificate of
Designations as Exhibit A, Form of Right Certificate as Exhibit B and the Summary of Rights to
Purchase Preferred Shares as Exhibit C (incorporated by reference from Exhibit 4.1 of Form 8-K filed on January 26, 2016)

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
10.34
MRV Communications, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of
Stockholders, filed on April 10, 2015)

10.35	Form of MRV Communications, Inc. 2015 Long-Term Incentive Plan Restricted Stock Agreement (incorporated by reference from Exhibit 10.1 of Form 8-K filed on June 4, 2015)
10.36	Form of MRV Communications, Inc. 2015 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference from Exhibit 10.2 of Form 8-K filed on June 4, 2015)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Document (filed herewith)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRV Communications, Inc.
By:
March 9, 2016	/s/ Mark J. Bonney
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

Principal Executive Officer:
March 9, 2016	/s/ Mark J. Bonney
Mark J. Bonney Chief Executive Officer and Director
Principal Financial and Accounting Officer:
March 9, 2016	/s/ Stephen G. Krulik
Stephen G. Krulik Chief Financial Officer

Board of Directors:

March 9, 2016	/s/ Kenneth H. Traub
Kenneth H. Traub

March 9, 2016	/s/ Robert Pons
Robert Pons

March 9, 2016	/s/ Brian Bellinger
Brian Bellinger

March 9, 2016	/s/ Jeannie Diefenderfer
Jeannie Diefenderfer

March 9, 2016	/s/ Matthew Stecker
Matthew Stecker