Form 10-Q
period 2016-03-31
MRV COMMUNICATIONS INC
filed 2016-05-05
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________
FORM 10-Q
________________________

[x]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ______________

Commission file number: 001-11174

MRV COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1340090
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

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

As of May 3, 2016, 6,892,027 shares of Common Stock of MRV Communications, Inc. were outstanding.

MRV Communications, Inc.

Form 10-Q for the Quarter Ended March 31, 2016

PART I - FINANCIAL INFORMATION

Item 1.         Condensed Consolidated Financial Statements

MRV Communications, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Product revenue	$16,007	$19,467
Service revenue	2,875	2,718
Total revenue	18,882	22,185
Cost of Revenue:
Cost of product	7,595	9,617
Cost of services	1,484	1,024
Total cost of revenue	9,079	10,641
Gross profit	9,803	11,544
Operating expenses:
Product development and engineering	5,344	5,125
Selling, general and administrative	8,017	7,736
Total operating expenses	13,361	12,861
Operating loss	(3,558)	(1,317)
Interest expense	—	(14)
Other (expense) income, net	(277)	81
Loss from continuing operations before provision for income taxes	(3,835)	(1,250)
Provision for income taxes	61	50
Loss from continuing operations	(3,896)	(1,300)
Income from discontinued operations, net of income taxes of $138 in 2015	—	232
Net loss	$(3,896)	$(1,068)

Net income (loss) per share — basic
From continuing operations	$(0.56)	$(0.18)
From discontinued operations	—	0.03
Net loss per share — basic	$(0.56)	$(0.15)

Net income (loss) per share — diluted
From continuing operations	$(0.56)	$(0.18)
From discontinued operations	—	0.03
Net loss per share — diluted	$(0.56)	$(0.15)

Weighted average number of shares:
Basic	6,981	7,131
Diluted	6,981	7,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015

Net Loss	$(3,896)	$(1,068)
Other comprehensive loss, net of tax
Foreign currency translation gain (loss)	80	(2,656)
Total comprehensive Loss	$(3,816)	$(3,724)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$26,928	$26,169
Restricted time deposits	5,170	5,190
Accounts receivable, net	14,518	14,837
Inventories, net	10,030	10,226
Other current assets	2,045	6,851
Total current assets	58,691	63,273
Property and equipment, net	3,894	4,050
Intangible asset, net	1,092	1,153
Other assets	547	608
Total assets	$64,224	$69,084

Liabilities and stockholders' equity
Current liabilities:
Deferred consideration payable	$233	$233
Accounts payable	5,555	5,749
Accrued liabilities	9,188	9,972
Deferred revenue	7,172	7,642
Other current liabilities	170	196
Total current liabilities	22,318	23,792
Other long-term liabilities	3,993	3,846
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 16,000 shares
Issued — 8,337 shares in 2016 and 8,341 shares in 2015
Outstanding — 6,973 shares in 2016 and 6,982 in 2015	270	270
Additional paid-in capital	1,286,121	1,285,787
Accumulated deficit	(1,231,567)	(1,227,671)
Treasury stock — 1,364 shares in 2016 and 1,359 shares in 2015	(15,406)	(15,355)
Accumulated other comprehensive loss	(1,505)	(1,585)
Total stockholders' equity	37,913	41,446
Total liabilities and stockholders' equity	$64,224	$69,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,896)	$(1,068)
Income from discontinued operations, net of taxes	—	(232)
Loss from continuing operations	(3,896)	(1,300)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	500	500
Share-based compensation expense	347	206
Provision for doubtful accounts	7	37
Deferred income taxes	19	(41)
Gain on disposition of property and equipment	—	(2)
Changes in operating assets and liabilities:
Accounts and other receivables	313	(3,098)
Inventories	156	976
Other assets	447	536
Accounts payable	(196)	(1,070)
Accrued liabilities	(491)	180
Deferred revenue	(793)	657
Other current liabilities	(136)	(95)
Cash used in operating activities - continuing operations	(3,723)	(2,514)
Cash provided by operating activities - discontinued operations	—	1,452
Net cash used in operating activities	(3,723)	(1,062)

Cash flows from investing activities:
Purchases of property and equipment	(282)	(222)
Proceeds from sale of Tecnonet	4,789	—
Proceeds from sale of property and equipment	—	9
Release of restricted time deposits	20	11
Cash provided by (used in) Investing activities - continuing operations	4,527	(202)
Cash used in Investing activities - discontinued operations	—	(42)
Net cash provided by (used in) investing activities	4,527	(244)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	116
Purchase of treasury shares	(51)	(3,597)
Cash used in Financing activities - continuing operations	(51)	(3,481)
Cash used in Financing activities - discontinued operations	—	(2,812)
Net cash used in financing activities	(51)	(6,293)
Effect of exchange rate changes on cash and cash equivalents	6	(608)
Net increase (decrease) in cash and cash equivalents	759	(8,207)
Cash and cash equivalents, beginning of period	26,169	22,422
Cash and cash equivalents, end of period	26,928	14,215
Less: cash and cash equivalents of discontinued operations, end of period	—	4,398
Cash and cash equivalents, end of period	$26,928	$9,817

Supplemental disclosure of cash flow information:
Cash paid during period for interest - totals	$—	$35
Cash paid during period for income taxes - totals	$60	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Organization and Summary of significant accounting policies

Organization and nature of operations

MRV Communications, Inc. ("MRV" or the "Company"), a Delaware corporation, is a global supplier of communications solutions to telecommunications service providers, data center operators, enterprises and governments throughout the world. MRV's products enable customers to provide high-bandwidth data and video services and mobile communications services more efficiently and cost effectively. MRV markets and sells its products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators. Until the third quarter of 2015, MRV conducted its business along two principal segments: the Network Equipment segment and the Network Integration segment. MRV's Network Equipment segment designs, manufactures, sells, and services equipment used by commercial customers, governments, and telecommunications service providers. Products include switches, optical transport platforms, physical layer products and out-of-band management products, and specialized networking products. The Network Integration segment, which primarily operated in Italy and provided network system design, integration and distribution services that includes products manufactured by third-party vendors, was sold in December 2015.

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

The condensed consolidated unaudited financial statements included herein have been prepared by MRV pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, (this “Form 10-Q”) should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, (the “2015 Form 10-K”) filed with the SEC.

In the opinion of MRV's management, the unaudited interim financial information contained herein includes all normal recurring adjustments, necessary to present fairly the financial position of MRV as of March 31, 2016, and the results of its operations and comprehensive loss, and cash flows for the three months ended March 31, 2016 and 2015. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

Reclassification

Prior Period Reclassifications. On December 3, 2015, the Company completed the sale of Tecnonet. The results of operations for Tecnonet have been reclassified and presented as discontinued operations in this Form 10-Q for all periods presented. Cash flows from discontinued operations are presented separately from the cash flows from continuing operations in the accompanying Statement of Cash Flows. (See Note 15, Discontinued Operations)

Recently Issued Accounting Standards

We consider the applicability and impact of all Accounting Standards Updates (“ASUs”). The ASUs not listed below were assessed and determined by management to be either not applicable or are expected to have minimal impact on our consolidated financial position and/or results of operations.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). The amendments in ASU 2016-02 require companies that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations generated by contracts longer than a year. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The guidance is required to be applied using the modified retrospective transition approach. Early adoption is permitted. Management is currently evaluating the potential impact that adopting ASU 2016-02 will have on its consolidated financial statements and footnote disclosures.

In March 2016, the FASB issued ASU No. 2016-09, "Stock Compensation (Topic 718): Improvements to employee Share-Based Payment Accounting" ("ASU 2016-09"). The amendments in ASU 2016-09 simplify the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the potential impact that adopting ASU 2016-09 will have on its consolidated financial statements and footnote disclosures.

2.	Cash and Cash Equivalents and Restricted Time Deposits

MRV accounts for highly liquid investments with an original maturity of 90 days or less as cash equivalents. Investments with maturities of less than one year are considered short-term and are included on the balance sheet in restricted time deposits. MRV maintains cash balances and investments in qualified financial institutions, and at various times such amounts are in excess of federally insured limits. As of March 31, 2016 and December 31, 2015, the Company's U.S. entities held $22.4 million and $21.6 million in cash and cash equivalents. The remaining $4.5 million and $4.6 million, respectively, were held by the Company's foreign subsidiaries in foreign bank deposit accounts.

Restricted time deposits represent investments that are restricted as to withdrawal or use and from time to time may include certificates of deposit. Restricted time deposits generally secure standby letters of credit, bank lines of credit, or bank loans. When investments in restricted time deposits are directly related to an underlying bank loan and the restricted funds will be used to repay the loans, the investment and the subsequent release of the restricted time deposit are treated as investing activities in the Company's Consolidated Statements of Cash Flows. The other investments in and releases of restricted time deposits are included in investing activities because the funds are invested in certificates of deposit. As of March 31, 2016 and December 31, 2015, the Company held a $5.0 million certificate of deposit, which matures in June 2016, with a highly rated financial institution.

3.	Fair Value Measurement

MRV's financial instruments, including cash and cash equivalents, restricted time deposits, accounts receivable, other receivables and accounts payable are carried at cost, which approximates their fair value. The fair values of accounts receivable, other receivables and accounts payable approximate their carrying amounts due to their short-term nature.

The Company follows a framework for measuring fair value using a three-level hierarchy that prioritizes the use of observable inputs. The fair value hierarchy is divided into three levels based on the source of inputs as follows: Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities; Level 2 - Valuations for which all significant inputs are observable, either directly or indirectly, other than level 1 inputs for similar instruments; Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Under this framework, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Management has not elected the fair value option for non-financial assets and liabilities.

As of March 31, 2016 and December 31, 2015, the Company had cash equivalents consisting of money market funds of $1.8 million that were classified as Level 1 investments and were quoted at market price. Cash equivalents included in the condensed consolidated balance sheets are as follows (in thousands):

	Cost	Fair Value
March 31, 2016	$1,808	$1,808
December 31, 2015	$1,807	$1,807

4.	Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality financial institutions and accounts receivable due from customers.

Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer's inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that management reasonably believes to be collectable from the customer. If the financial conditions of MRV's customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future. Accounts receivable are charged off at the point they are considered uncollectible.

The following table summarizes the changes in the allowance for doubtful accounts during the three months ended March 31, 2016 (in thousands):

Balance at beginning of period	$1,060
Charged (reversed) to expense	7
Write-offs, net of amounts recovered	(17)
Foreign currency translation adjustment	4
Balance at end of period	$1,054

5.	Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis.

Inventories, net of reserves, consisted of the following (in thousands) at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Raw materials	$3,090	$3,132
Work-in process	869	839
Finished goods	6,071	6,255
Total	$10,030	$10,226

6.	Intangible Assets

Intangible assets, net of amortization, consisted of intellectual property and totaled $1.1 million and $1.2 million as of March 31, 2016 and December 31, 2015. A portion of these assets, approximating $0.7 million, net of amortization, represents software license agreements and were placed into service as of March 31, 2016. Amortization of intangible assets was $61 thousand and $28 thousand for the three months ended March 31, 2016 and 2015, respectively. The terms of the some of these license agreements provide for use of the licensed software into perpetuity while others are definite. The Company plans to amortize the cost of the license agreements over the estimated useful life, which can range between three to five years. As of March 31, 2016, intangible assets not yet placed into service totaled approximately $0.4 million.

The following table illustrates the estimated future amortization expense of intangible assets as of March 31, 2016 (in thousands):

Fiscal Year Ending December 31,	Estimated Amortization Expense
2016	$225
2017	280
2018	214
2019	214
2020	117
Thereafter	42
Total	$1,092

7.	Product Warranty

As of March 31, 2016, and December 31, 2015, MRV's product warranty liability recorded in accrued liabilities was $0.6 million. MRV accrues for warranty costs as part of cost of sales based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of 90 days to three years.

The following table summarizes the activity related to the product warranty liability during the three months ended March 31, 2016 (in thousands):

Balance at beginning of the period	$593
Cost of warranty claims	—
Accruals for product warranties	(3)
Balance at end of the period	$590

8.	Net Income (Loss) Per Share

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

Employee share options, non-vested shares and similar equity instruments granted by MRV are treated as potential shares of common stock outstanding in computing diluted net income per share. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service not yet recognized, and the amount of income tax benefits that would be realized and recorded in additional paid-in capital if the deduction for the award would reduce income taxes payable are assumed to be used to repurchase shares.

The following table sets forth the computation of net loss per common share – basic and diluted (in thousands, except per share amounts):

	Three months ended
	March 31
	2016	2015
Numerator:
Net loss	$(3,896)	$(1,068)
Denominator
Basic weighted average common shares outstanding	6,981	7,131
Effect of dilutive securities	—	—
Diluted weighted average common shares outstanding	6,981	7,131

Net loss per common share
Basic	$(0.56)	$(0.15)
Diluted	$(0.56)	$(0.15)

Outstanding stock options to purchase 386,729 and 326,070 shares were excluded from the computation of dilutive income (loss) per shares for the three months ended March 31, 2016 and 2015, respectively as they were anti-dilutive. Treasury shares are excluded from the number of shares outstanding.

9.	Share-Based Compensation

MRV records share-based compensation expense at fair value. The following table summarizes the impact on MRV's results of operations of recording share-based compensation for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended
	March 31,
	2016	2015
Cost of goods sold	$42	$30
Product development and engineering	76	49
Selling, general and administrative	229	127
Total share-based compensation expense (1)	$347	$206

(1)	Income tax benefits realized from stock option exercises and similar awards were immaterial in all periods.

No stock options or restricted shares were granted during the three months ended March 31, 2016 and 2015.

As of March 31, 2016, the total unrecognized share-based compensation balance for unvested options, net of expected forfeitures, was $1.5 million and is expected to be amortized over a weighted-average period of 1.9 years.

Valuation Assumptions

MRV uses the Black-Scholes option pricing model to estimate the fair value of stock option awards or related modifications. The Black-Scholes model requires the use of subjective and complex assumptions, including the option's expected life and the underlying stock price volatility. MRV bases volatility on the Company's historical quoted prices and peer company data.

10.	Geographic Information

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

Revenues:

The following table summarizes external revenue by geographic region (in thousands):

	Three months ended
	March 31,
	2016	2015
United States	$9,041	$10,251
Americas (Excluding the U.S.)	1,290	2,763
Europe	3,197	4,230
Asia Pacific	5,354	4,941
Total	$18,882	$22,185

Revenues from the United States and Australia accounted for 73% and 66% of our consolidated revenues for the three months ended March 31, 2016 and 2015, respectively.

Significant Customers:

Revenue from one customer accounted for 17% and 20% of our consolidated revenue for the three months ended March 31, 2016, and 2015, respectively. As of March 31, 2016 and December 31, 2015, amounts due from this customer accounted for 15% of our consolidated gross accounts receivables. Revenue from another customer accounted for 14% and 11% of our consolidated revenue for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, amounts due from this customer accounted for 7% and 5% of our consolidated gross accounts receivables, respectively.

Long-lived Assets:

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

	March 31, 2016	December 31, 2015
Americas	$2,762	$2,808
Europe	1,115	1,223
Asia Pacific	17	19
Total	$3,894	$4,050

11. Indemnification Obligations

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

Accordingly, no liabilities have been recorded for these agreements as of March 31, 2016, and December 31, 2015.

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
From time to time, MRV receives notices from third parties alleging possible infringement of patents with respect to product features or manufacturing processes. Management believes such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. The Company's policy is to discuss these notices with the parties in an effort to demonstrate that MRV's products and/or processes do not violate any patents. Management does not believe that any of these matters will result in a material adverse outcome.
MRV and its subsidiaries have from time to time been named as a defendant in other lawsuits involving matters that management considers routine to the nature of its business. Management is of the opinion that the ultimate outstanding resolution of such outstanding matters will not have a material adverse effect on our business, operating results and financial condition.

13. Share Repurchase

On March 15, 2016, the Company's Board of Directors approved a repurchase of shares of the Company's common stock in an amount up to $10.0 million under a stock repurchase program that expires on March 10, 2017. During the three months ended March 31, 2016, the Company repurchased 5,713 shares at a total cost of approximately $51 thousand, excluding commission, under this stock repurchase program. As of March 31, 2016, the Company had remaining authority to repurchase shares up to an additional $9.9 million, excluding commission, under this stock repurchase program prior to its expiration. Since April 1, 2016, the Company repurchased 64,510 shares at a total cost of approximately $0.6 million, excluding commission, under this stock repurchase program. Through May 3, 2016, the Company repurchased a total of 70,223 shares at a total cost of approximately $0.7 million, excluding commission, under this stock repurchase program, leaving remaining authority to repurchase shares up to an additional $9.3 million, excluding commission, under this stock repurchase program prior to its expiration.

14. Income Taxes

The following table provides details of income taxes for the three months ended March 31, 2016 and 2015 (in thousands, except percentages):

	Three months ended
	March 31,
	2016	2015
Loss before provision for income taxes	$(3,835)	$(1,250)
Provision for income taxes	61	50
Effective tax rate	(2)%	(4)%

The effective tax rate fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. The income tax expense of $0.1 million on our pre-tax loss of $3.8 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively, is primarily due to state minimum income taxes that do not benefit from our state net operating loss carryforwards.

As of December 31, 2015, MRV had federal, state, and foreign net operating loss ("NOL") carryforwards available of $182.5 million, $97.1 million and $97.4 million, respectively. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of March 31, 2016, the federal, state and foreign NOLs had a full valuation allowance.

On January 26, 2016, the Company's Board of Directors approved the adoption of a "Rights Plan" in an effort to protect the Company from potential adverse consequences arising from an ownership change under the Internal Revenue Code, such adverse consequences including a significant reduction in the annual utilization of the Company’s net operating loss carryforwards and built-in losses. The Rights Plan has not yet been ratified by the stockholders of MRV.

15. Discontinued Operations

On December 3, 2015, the Company completed the sale of all of the shares of Tecnonet. On February 19, 2016, the Company received a payment of €4.3 million (approximately $4.8 million) representing the post-closing purchase price adjustment pursuant to the Purchase Agreement. The Company included the $4.8 million receivable representing the post-closing purchase price adjustment on its consolidated balance sheet within other current assets as of December 31, 2015. Prior to its disposition, Tecnonet was the last remaining business unit in our Network Integration segment. The historical financial results of Tecnonet, prior to its sale have been reclassified as discontinued operations for all periods presented. The Company reported net income of $0.2 million from discontinued operations, net of income tax expense, for the three months ended March 31, 2015, related to Tecnonet.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q, and Items 6, 7 and 8 of our 2015 Form 10-K. The discussion in this Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may qualify for the safe harbor provided for in Section 21E of the Exchange Act. We generally identify forward-looking statements as statements other than statements of historical fact and by use of such terms as “anticipate,” “appear,” “believe,” “contemplate,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “plan,” “project,” “target,” “foresee,” “goal,” “likely,” “will,” and “would,” or similar statements.

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

In light of the risks and uncertainties inherent whenever matters or events expected to occur or not occur in the future are discussed, there can be no assurance that the forward-looking information contained in this Form 10-Q will in fact transpire or prove to be accurate.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by this introduction. In light of the risks and uncertainties in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. Revenue and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-Q for the reasons detailed in Item 1A “Risk Factors” of Part I on the Company's 2015 Form 10-K and as set forth in item 1A of Part II of this Form 10-Q. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date of this Form 10-Q. The Company undertakes no obligation to amend this Form 10-Q or revise publicly these forward-looking statements (other than pursuant to requirements imposed on registrants pursuant to Item 1A under Part II of Form 10-Q) to reflect subsequent events or circumstances.  Readers should also carefully review the risk factors described in other documents the Company files from time to time with the SEC and the cautionary statements contained in our press releases when we provide forward-looking information.

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

The sale of Tecnonet is reported as discontinued operations requiring retrospective restatement of prior periods to classify the results of operations for Tecnonet as discontinued operations in this Form 10-Q for all periods presented. Cash flows from discontinued operations are presented separately from the cash flows from continuing operations in the accompanying Statement of Cash Flows. (See Note 15, Discontinued Operations)

Our business involves reliance on foreign-based offices. Several of our divisions, outside subcontractors and suppliers are located in foreign countries including; Argentina, Australia, Canada, Denmark, Germany, Israel, Italy, Netherlands, Philippines, Poland, Russia, Taiwan, Thailand, and the United Kingdom. For the three months ended March 31, 2016, and 2015, external revenues from foreign subsidiaries accounted for 21%, and 22%, respectively, of our total revenue. The majority of our foreign sales are to customers located in the Asia Pacific region, with remaining foreign sales primarily to customers in the Europe.

As of March 31, 2016, the Company had $26.9 million in cash and cash equivalents and $5.2 million in restricted time deposits.

On March 15, 2016, the Company's Board of Directors approved a repurchase of shares of the Company's Common Stock in an amount up to $10.0 million under a share repurchase plan that expires on March 10, 2017. During the three months ended March 31, 2016, the Company repurchased 5,713 shares at a total cost of approximately $51 thousand excluding commission under this share repurchase plan. As of March 31, 2016, the Company had remaining authority to repurchase shares up to an additional $9.9 million excluding commission under this share repurchase plan prior to its expiration. Since April 1, 2016 the Company repurchased 64,510 shares at a total cost of approximately $0.6 million excluding commission under this Stock Repurchase Program. The Company has repurchased a total of 70,223 shares at a total cost of approximately $0.7 million excluding commission under this share repurchase plan through May 3, 2016, leaving remaining authority to repurchase shares up to an additional $9.3 million excluding commission under this Stock Repurchase Program prior to its expiration.

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

Accounting for Multiple-Element Arrangements entered into after January 1, 2011. We allocate arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. The selling price we use for each deliverable is based on (a) vendor-specific objective evidence if available; (b) third-party evidence if vendor-specific objective evidence is not available; or (c) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. We allocate discounts in the arrangement proportionally on the basis of the fair value of each deliverable.

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

Currency Rate Fluctuations

Changes in the relative value of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, the Israeli new shekel and to a lesser extent, the Taiwan dollar. For the three months ended March 31, 2016 and 2015, 21% and 22% of external revenue, respectively, and 35% of operating expenses, were generated and incurred at foreign subsidiaries. For the three months ended March 31, 2016, the exchange rates for the Taiwan dollar weakened 5% against the U.S. dollar compared to the three months ended March 31, 2015, so revenue and expenses in these currencies translated into slightly fewer dollars than they would have in the prior period. For the three months ended March 31, 2016, the exchange rates for the Israeli new shekel strengthened 1% against the U.S. dollar compared to the three months ended March 31, 2015, so revenue and expenses in these currencies translated into slightly higher dollars than they would have in the prior period. Additional discussion of foreign currency risk and other market risk is included in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of operations data (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue:
Product revenue	$16,007	$19,467
Service revenue	2,875	2,718
Total revenue	18,882	22,185
Cost of Revenue:
Cost of product	7,595	9,617
Cost of services	1,484	1,024
Total cost of revenue	9,079	10,641
Gross profit	9,803	11,544
Operating expenses:
Product development and engineering	5,344	5,125
Selling, general and administrative	8,017	7,736
Total operating expenses	13,361	12,861
Operating loss	(3,558)	(1,317)
Interest expense	—	(14)
Other income (expense), net	(277)	81
Loss from continuing operations before provision for income taxes	(3,835)	(1,250)
Provision for income taxes	61	50
Loss from continuing operations	(3,896)	(1,300)
Income from discontinued operations, net of income taxes of $138 in 2015	—	232
Net loss	$(3,896)	$(1,068)

Discontinued Operations

On December 3, 2015, the Company completed the sale of all of the shares of Tecnonet. On February 19, 2016, the Company received a payment of €4.3 million (approximately $4.8 million) representing the post-closing purchase price adjustment pursuant to the Purchase Agreement.

The Company reported net income of $0.2 million from discontinued operations, net of income tax expense, for the three months ended March 31, 2015, related to Tecnonet.

Three months ended March 31, 2016 Compared to the Three months ended March 31, 2015

Three months ended March 31:	2016	2015	$ Change	% Change
Revenue:
Product revenue	$16,007	$19,467	$(3,460)	(18)%
Service revenue	2,875	2,718	157	6%
Total revenue	18,882	22,185	(3,303)	(15)%
Cost of Revenue:
Cost of product	7,595	9,617	(2,022)	(21)%
Cost of services	1,484	1,024	460	45%
Total cost of revenue	9,079	10,641	(1,562)	(15)%
Gross profit	9,803	11,544	(1,741)	(15)%
Operating expenses:
Product development and engineering	5,344	5,125	219	4%
Selling, general and administrative	8,017	7,736	281	4%
Total operating expenses	13,361	12,861	500	4%
Operating loss	(3,558)	(1,317)	(2,241)	170%
Interest expense	—	(14)	14	(100)%
Other income (expense), net	(277)	81	(358)	(442)%
Loss from continuing operations before provision for income taxes	(3,835)	(1,250)	(2,585)	207%
Provision for income taxes	61	50	11	22%
Loss from continuing operations	(3,896)	(1,300)	(2,596)	200%
Income from discontinued operations, net of income taxes of $138 in 2015	—	232	(232)	(100)%
Net loss	$(3,896)	$(1,068)	$(2,828)	265%

Revenue

Revenue decreased $3.3 million, or 15% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to a $3.5 million, or 18%, decrease in product revenue, offset by the $0.2 million, or 6% increase in service revenue. The decrease in product revenue was primarily driven by decreased revenues in the Americas and Europe due to reduced sales of legacy lab automation products and reduced purchasing from some of our larger run-rate customers. Conversely, we experienced improvement in Asia Pacific as we saw an increase in order demand in Australia from certain Tier 1 and Tier 2 customers. The $0.2 million increase in service revenues was driven by better penetration rates, along with increased engineering fees, related to deployment of our end-to-end solutions.

The following table summarizes revenue by geographic region (in thousands):

Three months ended March 31:	2016	2015	$ change	% change
Revenue:
United States	$9,041	$10,251	$(1,210)	(12)%
Americas (Excluding the U.S.)	1,290	2,763	(1,473)	(53)%
Europe	3,197	4,230	(1,033)	(24)%
Asia Pacific	5,354	4,941	413	8%
Total revenue	$18,882	$22,185	$(3,303)	(15)%

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

Gross profit decreased $1.7 million, or 15%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, principally due to a $3.5 million, or 18%, decrease in product revenue. The combined gross profit margin for product and service revenues remained relatively consistent at 51.9% for the three months ended March 31, 2016, compared to 52.0% for the three months ended March 31, 2015. The gross profit margin for product revenues increased 1.9 percentage points to 52.5% for the three months ended March 31, 2016, compared to 50.6% for the three months ended March 31, 2015, while the gross profit margin for service revenues decreased 13.9 percentage points to 48.4% for the three months ended March 31, 2016, compared to 62.3% for the three months ended March 31, 2015. The improvement in product gross profit margin was primarily a result of the revenue mix shift toward products that generally have higher margins, in addition to improvements made in our supply chain related to a re-alignment of outsourcing and contract manufacturing efforts that have afforded us savings in our internal overhead. The deterioration in service revenue gross profit margin was primarily attributable to a charge of approximately $0.3 million for excess and obsolete inventory along with a $0.1 million increase in labor expense that was directly related to improvement efforts related to customer support and maintenance to enhance our customer experience.

Operating Expenses

Operating expenses were $13.4 million, or 71% of revenue, for the three months ended March 31, 2016, compared to $12.9 million, or 58% of revenue, for the three months ended March 31, 2015. The $0.5 million, or 4% increase in operating expenses for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, were primarily driven by $0.3 million increase in labor expenses related to product development and engineering reflecting the continued development, design, testing and enhancement to our existing and future products and product lines, in addition to $0.3 million increase in labor expense for general and administrative charges related to increased corporate headcount. These increases were offset by the $0.3 million decrease in sales commissions which were directly impacted by the reduced revenues for the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

Operating Loss

The Company reported operating loss of $3.6 million for the three months ended March 31, 2016 compared to an operating loss of $1.3 million for three months ended March 31, 2015. The $2.2 million decline in operating results was primarily the result of $3.3 million, or 15%, decrease in revenues along with the $0.5 million, or 4% planned increase in operating expenses. Our operating margin declined to (19)% for the three months ended March 31, 2016 compared to (6)% operating margin for the three months ended March 31, 2015. Operating loss included share-based compensation expense of $0.3 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.

Provision for Income Taxes

The provision for income taxes for both the three months ended March 31, 2016 and 2015, was $0.1 million and was computed based on an estimated annual effective tax rate for the Company in each of the various tax jurisdictions we operate. Our income tax provision fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax.
Tax Loss Carryforwards
As of December 31, 2015, MRV had federal, state, and foreign net operating loss ("NOL") carryforwards available of $182.5 million, $97.1 million and $97.4 million, respectively. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of March 31, 2016, the US federal and state NOLs had a full valuation allowance.

Discontinued Operations
On December 3, 2015, the Company completed the sale of all of the shares of Tecnonet. On February 19, 2016, the Company received a payment of €4.3 million (approximately $4.8 million) representing the post-closing purchase price adjustment pursuant to the Purchase Agreement. The Company included the $4.8 million receivable representing the post-closing purchase price adjustment on its consolidated balance sheet within other current assets as of December 31, 2015. Prior to its disposition, Tecnonet was the last remaining business unit in our Network Integration segment. The historical financial results of Tecnonet, prior to its sale have been reclassified as discontinued operations for all periods presented. The Company reported net income of $0.2 million from discontinued operations, net of income tax expense for the three months ended March 31, 2015, related to Tecnonet.

Liquidity and Capital Resources

During the three months ended March 31, 2016, the Company's cash increased approximately $0.8 million to $26.9 million from $26.2 million. There were net cash outflows from working capital of approximately $0.7 million, including a $0.7 million decrease in accounts payable and accrued liabilities due to timing of payments and a $0.8 million decrease in deferred revenue due to timing of shipments, offset by a $0.4 million increase in other assets, a $0.3 million increase in accounts and other receivables due to timing of cash receipts, and a $0.2 million increase in inventory due to timing of shipments. Net cash provided by investing activities included $4.8 million in proceeds from the sale of the Tecnonet, offset by $0.3 million in purchases of property, plant, and equipment.

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

Working Capital

The following table summarizes our working capital position (in thousands).

	March 31, 2016	December 31, 2015
Current assets	$58,691	$63,273
Current liabilities	22,318	23,792
Working capital	$36,373	$39,481
Current ratio (1)	2.6	2.7

(1)	Determined by dividing total current assets by total current liabilities.

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

Contractual Obligations

During the three months ended March 31, 2016, there were no material changes in our contractual obligations.

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

Market risk represents the risk of loss that may impact our Condensed Consolidated Financial Statements through adverse changes in financial market prices and rates and inflation. Our market risk exposure results primarily from fluctuations in foreign exchange and interest rates. We manage our exposure to these market risks through our regular operating and financing activities and, in certain instances, through the use of derivative financial instruments. These derivative instruments are used to manage risks of volatility in interest and foreign exchange rate movements on certain assets, liabilities or anticipated transactions and create a relationship in which gains or losses on derivative instruments are expected to counter-balance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. As of March 31, 2016, we did not have any such derivative financial instruments outstanding.

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

When we translate the financial position or results of operations of subsidiaries with functional currencies other than the U.S. dollar, we recognize a foreign currency translation gain or loss as a component of other comprehensive income (loss). Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, the Israeli new shekel and the Taiwan dollar. For the three months ended March 31, 2016 and 2015, 21% and 22% of external revenue, respectively, and 35% of operating expenses, were incurred at foreign subsidiaries. For the three months ended March 31, 2016, the exchange rates for the Taiwan dollar weakened 5% against the U.S. dollar compared to the three months ended March 31, 2015, so revenue and expenses in these currencies translated into slightly fewer dollars than they would have in the prior period. For the three months ended March 31, 2016, the exchange rates for the Israeli new shekel strengthened 1% against the U.S. dollar compared to the three months ended March 31, 2015, so revenue and expenses in these currencies translated into slightly higher dollars than they would have in the prior period.

Fluctuations in currency exchange rates of foreign currencies have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements.

The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands):

	March 31, 2016	December 31, 2015
U.S. dollars	$24,344	$23,461
Euros	109	171
Taiwan dollars	27	141
Israeli new shekels	1,305	1,723
Other	1,143	673
Total cash and cash equivalents	$26,928	$26,169

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

Item 4.	Controls and Procedures

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act).

Based upon that evaluation the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

There was no change in our internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
From time to time, MRV receives notices from third parties alleging possible infringement of patents with respect to product features or manufacturing processes. Management believes such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. The Company's policy is to discuss these notices with the parties in an effort to demonstrate that MRV's products and/or processes do not violate any patents. Management does not believe that any of these matters will result in a material adverse outcome.
MRV and its subsidiaries have from time to time been named as a defendant in other lawsuits involving matters that management considers routine to the nature of its business. Management is of the opinion that the ultimate outstanding resolution of such outstanding matters will not have a material adverse effect on our business, operating results and financial condition.

Item 1A.	Risk Factors

There have been no material changes in the Company's risk factors that have been previously disclosed in Part I, Item 1A of the Company's 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On March 15, 2016, the Company's Board of Directors approved a repurchase of shares of the Company's common stock in an amount up to $10.0 million under a stock repurchase program that expires on March 10, 2017. During the three months ended March 31, 2016, the Company repurchased 5,713 shares at a total cost of approximately $51 thousand, excluding commission, under this stock repurchase program. As of March 31, 2016, the Company had remaining authority to repurchase shares up to an additional $9.9 million, excluding commission, under this stock repurchase program prior to its expiration.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum amount remaining for purchase under the repurchase plan
January 1, 2016 to July 31, 2016	—	$—	—	$—
February 1, 2016 to February 29, 2016	—	$—	—	$—
March 1, 2016 to March 31, 2016	5,713	$8.91	5,713	$9,949,104
Total	5,713	$8.91	5,713

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective May 5, 2016, the Company entered into a Change In Control Agreement with Stephen G. Krulik (the “Agreement”) under which Mr. Krulik, in his position as Chief Financial Officer, Treasurer and Corporate Secretary of the Company, will be entitled certain compensation if his employment is terminated pursuant to a Severance Event (as defined below). The material terms of the Agreement are summarized below; however, this summary is qualified in its entirety by the Agreement, which is included as an exhibit to this quarterly report on Form 10-Q.

Krulik Agreement

Effective May 5, 2016, the Company entered into a Change In Control Agreement with Stephen G. Krulik under which Mr. Krulik, in his position as Chief Financial Officer, Treasurer and Corporate Secretary of the Company, will be entitled certain compensation if his employment is terminated pursuant to a Severance Event. A Severance Event means a termination of Mr. Krulik’s employment with the Company and its subsidiaries by the Company without Cause (as defined in the Agreement), or by Mr. Krulik for Good Reason (as defined in the Agreement), in either case occurring within twelve months following the date of a Change in Control (as defined in the Agreement).

The Agreement provides that if a Severance Event occurs, than Mr. Krulik will be entitled to certain compensation. Such compensation consists of any accrued and unpaid compensation of Mr. Krulik’s previously earned based salary, any unpaid amount of a bonus earned by Mr. Krulik during the previous year, any vested payments and benefits accrued by Mr. Krulik under any employee benefits plan, severance equal to nine months of Mr. Krulik’s base salary as of the Severance Event, and, if Mr. Krulik timely elects, up to nine months of COBRA group health plan continuation coverage. In addition, if a Change in Control occurs, all of Mr. Krulik’s outstanding stock option, restricted stock and other equity compensation awards will be subject to the vesting and other terms and provisions of the applicable award agreement and Company plan.

Item 6.	Exhibits

(a)    Exhibits

No.	Description

10.1	MRV Communications, Inc. Change in Control Agreement, dated as of May 5, 2016, by and between MRV Communications, Inc. and Stephen G. Krulik

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) of the Exchange Act (filed herewith)

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) of the Exchange Act (filed herewith)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Document (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized on May 5, 2016.

MRV COMMUNICATIONS, INC.

By: /s/ Mark J. Bonney
Mark J. Bonney
Chief Executive Officer
Principal Executive Officer

By: /s/ Stephen G. Krulik
Stephen G. Krulik
Chief Financial Officer
Principal Financial and Accounting Officer