Form 10-Q
period 2016-06-30
MRV COMMUNICATIONS INC
filed 2016-08-04
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ______________

Commission file number: 001-11174

MRV COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1340090
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

20520 Nordhoff Street, Chatsworth, CA 91311
(Address of principal executive offices, zip code)

(818) 773-0900
(Registrant's telephone number, including area code)

20415 Nordhoff Street, Chatsworth, CA 91311
(Former name, former address and former fiscal year, if changed since last report)

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

As of August 2, 2016, 6,877,178 shares of Common Stock of MRV Communications, Inc. were outstanding.

MRV Communications, Inc.

Form 10-Q for the Quarter Ended June 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.         Condensed Consolidated Financial Statements

MRV Communications, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Product revenue	$18,658	$21,495	$34,665	$40,963
Service revenue	2,926	3,024	5,801	5,741
Total revenue	21,584	24,519	40,466	46,704
Cost of Revenue:
Cost of product	10,285	11,632	17,880	21,249
Cost of services	1,228	928	2,712	1,952
Total cost of revenue	11,513	12,560	20,592	23,201
Gross profit	10,071	11,959	19,874	23,503
Operating expenses:
Product development and engineering	5,125	5,310	10,469	10,435
Selling, general and administrative	7,007	7,379	15,024	15,115
Total operating expenses	12,132	12,689	25,493	25,550
Operating loss	(2,061)	(730)	(5,619)	(2,047)
Interest expense	—	(22)	—	(36)
Other income (expense), net	74	(296)	(203)	(215)
Loss from continuing operations before provision for income taxes	(1,987)	(1,048)	(5,822)	(2,298)
Provision for income taxes	36	77	97	127
Loss from continuing operations	(2,023)	(1,125)	(5,919)	(2,425)
Income from discontinued operations, net of income taxes of $675 and $813 in 2015	—	844	—	1,076
Net loss	$(2,023)	$(281)	$(5,919)	$(1,349)

Net income (loss) per share — basic
From continuing operations	$(0.29)	$(0.16)	$(0.84)	$(0.34)
From discontinued operations	—	0.12	—	0.15
Net loss per share — basic	$(0.29)	$(0.04)	$(0.84)	$(0.19)

Net income (loss) per share — diluted
From continuing operations	$(0.29)	$(0.16)	$(0.84)	$(0.34)
From discontinued operations	—	0.12	—	0.15
Net loss per share — diluted	$(0.29)	$(0.04)	$(0.84)	$(0.19)

Weighted average number of shares:
Basic	7,092	6,988	7,042	7,059
Diluted	7,092	6,988	7,042	7,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net Loss	$(2,023)	$(281)	$(5,919)	$(1,349)
Other comprehensive loss, net of tax
Foreign currency translation gain (loss)	(43)	473	37	(2,184)
Total comprehensive income (loss)	$(2,066)	$192	$(5,882)	$(3,533)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$24,810	$26,169
Restricted time deposits	5,168	5,190
Accounts receivable, net	15,928	14,837
Inventories, net	8,407	10,226
Other current assets	1,983	6,851
Total current assets	56,296	63,273
Property and equipment, net	3,593	4,050
Intangible asset, net	1,031	1,153
Other assets	478	608
Total assets	$61,398	$69,084

Liabilities and stockholders' equity
Current liabilities:
Deferred consideration payable	$233	$233
Accounts payable	5,959	5,749
Accrued liabilities	9,398	9,972
Deferred revenue	7,086	7,642
Other current liabilities	378	196
Total current liabilities	23,054	23,792
Other long-term liabilities	3,964	3,846
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 16,000 shares
Issued — 8,435 shares in 2016 and 8,341 shares in 2015
Outstanding — 6,887 shares in 2016 and 6,982 in 2015	270	270
Additional paid-in capital	1,286,475	1,285,787
Accumulated deficit	(1,233,590)	(1,227,671)
Treasury stock — 1,547 shares in 2016 and 1,359 shares in 2015	(17,227)	(15,355)
Accumulated other comprehensive loss	(1,548)	(1,585)
Total stockholders' equity	34,380	41,446
Total liabilities and stockholders' equity	$61,398	$69,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,919)	$(1,349)
Income from discontinued operations, net of taxes	—	(1,076)
Loss from continuing operations	(5,919)	(2,425)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,015	1,045
Share-based compensation expense	697	442
Provision for doubtful accounts	(17)	21
Deferred income taxes	—	269
Gain on disposition of property and equipment	—	(2)
Changes in operating assets and liabilities:
Accounts and other receivables	(1,073)	(1,683)
Inventories	1,872	1,199
Other assets	371	1,199
Accounts payable	207	419
Accrued liabilities	(339)	88
Income tax payable	20	(173)
Deferred revenue	(879)	(224)
Other current liabilities	170	(533)
Cash used in operating activities - continuing operations	(3,875)	(358)
Cash provided by operating activities - discontinued operations	—	2,149
Net cash (used in) provided by operating activities	(3,875)	1,791

Cash flows from investing activities:
Purchases of property and equipment	(435)	(706)
Proceeds from sale of Tecnonet	4,789	—
Proceeds from sale of property and equipment	—	9
Release of restricted time deposits	22	41
Cash provided by (used in) Investing activities - continuing operations	4,376	(656)
Cash used in Investing activities - discontinued operations	—	(62)
Net cash provided by (used in) investing activities	4,376	(718)

Cash flows from financing activities:
Proceeds from exercise of stock options	4	78
Purchase of treasury shares	(1,871)	(4,551)
Cash used in Financing activities - continuing operations	(1,867)	(4,473)
Cash used in Financing activities - discontinued operations	—	(4,967)
Net cash used in financing activities	(1,867)	(9,440)
Effect of exchange rate changes on cash and cash equivalents	7	(538)
Net decrease in cash and cash equivalents	(1,359)	(8,905)
Cash and cash equivalents, beginning of period	26,169	22,422
Cash and cash equivalents, end of period	24,810	13,517
Less: cash and cash equivalents of discontinued operations, end of period	—	2,861
Cash and cash equivalents, end of period	$24,810	$10,656

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$—	$62
Cash paid during period for income taxes	$104	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Organization and Summary of significant accounting policies

Organization and nature of operations

MRV Communications, Inc. ("MRV" or the "Company"), a Delaware corporation, is a global supplier of communications solutions to telecommunications service providers, data center operators, enterprises and governments throughout the world. MRV’s technologies, platforms and expertise enable our customers to overcome the challenge of orchestrating the ever-increasing need for capacity while improving service delivery and lowering network costs for critical applications such as high-capacity business services, mobile backhaul and data center connectivity. MRV markets and sells its products worldwide, through a variety of channels, which include a dedicated direct sales force, manufacturers' representatives, value-added-resellers, distributors and systems integrators. Until the third quarter of 2015, MRV conducted its business along two principal segments: the Network Equipment segment and the Network Integration segment. MRV's Network Equipment segment designs, manufactures, sells and services equipment used by commercial customers, governments, and telecommunications service providers. Products include packet switching, optical transport, infrastructure management and service provisioning software. The Network Integration segment, which primarily operated in Italy and provided network system design, integration and distribution services that includes products manufactured by third-party vendors, was sold in December 2015.

On December 3, 2015, the Company completed the sale of all of its shares of its wholly owned subsidiary, Tecnonet S.p.A.("Tecnonet"), pursuant to a shares purchase agreement, dated as of August 10, 2015 (the "Purchase Agreement") with Maticmind S.p.A, a company incorporated under the laws of Italy. Tecnonet was the last business unit in our Network Integration segment. On February 19, 2016, the Company received a payment of €4.3 million (approximately $4.8 million) representing the post-closing purchase price adjustment pursuant to the Purchase Agreement.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of MRV and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

The condensed consolidated unaudited financial statements included herein have been prepared by MRV pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, (this “Form 10-Q”) should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, (the “2015 Form 10-K”) filed with the SEC.

In the opinion of MRV's management, the unaudited interim financial information contained herein includes all normal recurring adjustments, necessary to present fairly the financial position of MRV as of June 30, 2016, and the results of its operations and comprehensive loss, and cash flows for the three and six months ended June 30, 2016 and 2015. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

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

In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. ASU 2014-09 was originally effective for interim and annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017. Early application is permitted after December 15, 2016. Management is currently evaluating the potential impact that adopting ASU 2014-09 will have on its consolidated financial statements and footnote disclosures. Management anticipates concluding its evaluation by December 31, 2016 and plans to adopt ASU 2014-09 on January 1, 2018.

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" ("ASU 2014-15"). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 will become effective for the Company in the first quarter of fiscal 2017 with early adoption permitted. Management is currently evaluating the potential impact that adopting ASU 2014-15 will have on its consolidated financial statements and footnote disclosures.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory" (“ASU 2015-11”). ASU 2015-11 simplifies the guidance on the subsequent measurement if inventory, excluding inventory measured using the last-in, first out of the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value. ASU 2015-11 will become effective for the Company in the first quarter of fiscal 2017 with early adoption permitted. Management is currently evaluating the potential impact that adopting ASU 2015-11 will have on its consolidated financial statements and footnote disclosures.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). The amendments in ASU 2015-17 simplify the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current. ASU 2015-17 will become effective for the Company for fiscal years beginning after December 15, 2017 with early adoption permitted. Management is currently evaluating the potential impact that adopting ASU 2015-17 will have on its consolidated financial statements and footnote disclosures.

In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). The amendments in ASU 2016-02 require companies that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations generated by contracts longer than a year. ASU 2016-02 will become effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The guidance is required to be applied using the modified retrospective transition approach. Early adoption is permitted. Management is currently evaluating the potential impact that adopting ASU 2016-02 will have on its consolidated financial statements and footnote disclosures.

In March 2016, the FASB issued ASU No. 2016-09, "Stock Compensation (Topic 718): Improvements to employee Share-Based Payment Accounting" ("ASU 2016-09"). The amendments in ASU 2016-09 simplify the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 will become effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the potential impact that adopting ASU 2016-09 will have on its consolidated financial statements and footnote disclosures.

2.	Cash and Cash Equivalents and Restricted Time Deposits

MRV accounts for highly liquid investments with an original maturity of 90 days or less as cash equivalents. Investments with maturities of less than one year are considered short-term and are included on the balance sheet in restricted time deposits. MRV maintains cash balances and investments in qualified financial institutions, and at various times such amounts are in excess of federally insured limits. As of June 30, 2016 and December 31, 2015, the Company's U.S. entities held $20.9 million and $21.6 million in cash and cash equivalents. The remaining $3.9 million and $4.6 million, respectively, were held by the Company's foreign subsidiaries in foreign bank deposit accounts.

Restricted time deposits represent investments that are restricted as to withdrawal or use and from time to time may include certificates of deposit. Restricted time deposits generally secure standby letters of credit, bank lines of credit or bank loans. When investments in restricted time deposits are directly related to an underlying bank loan and the restricted funds will be used to repay the loans, the investment and the subsequent release of the restricted time deposit are treated as investing activities in the Company's Consolidated Statements of Cash Flows. The other investments in and releases of restricted time deposits are included in investing activities because the funds are invested in certificates of deposit. As of June 30, 2016 and December 31, 2015, the Company held $5.2 million of restricted time deposits; $5.0 million of which represents a certificate of deposit with a highly rated financial institution and matures in September 2016.

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

As of June 30, 2016 and December 31, 2015, the Company had cash equivalents consisting of money market funds of $0 and $1.8 million, respectively that were classified as Level 1 investments and were quoted at market price. Cash equivalents included in the condensed consolidated balance sheets are as follows (in thousands):

	Cost	Fair Value
June 30, 2016	$—	$—
December 31, 2015	$1,807	$1,807

4.	Credit Risk

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

The following table summarizes the changes in the allowance for doubtful accounts during the six months ended June 30, 2016 (in thousands):

Balance at beginning of period	$1,060
(Reversed) to expense	(17)
Write-offs, net of amounts recovered	(60)
Foreign currency translation adjustment	5
Balance at end of period	$988

5.	Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis.

Inventories, net of reserves, consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$2,923	$3,132
Work-in process	1,075	839
Finished goods	4,409	6,255
Total	$8,407	$10,226

6.	Intangible Assets

Intangible assets, net of amortization, consisted of intellectual property and totaled $1.0 million and $1.2 million as of June 30, 2016 and December 31, 2015, respectively. Amortization expense of intangible assets were approximately $122,000 and $90,000 for the six months ended June 30, 2016 and 2015, respectively. The terms of the some of these license agreements provide for use of the licensed software into perpetuity while others are definite. The Company amortizes the cost of the license agreements over the estimated useful life, which can range between three to five years. As of June 30, 2016, intangible assets not yet placed into service totaled approximately $0.4 million.

The following table illustrates the estimated future amortization expense of intangible assets as of June 30, 2016 (in thousands):

Fiscal Year Ending December 31,	Estimated Amortization Expense
2016 - remainder of the year	$164
2017	280
2018	214
2019	214
2020	117
Thereafter	42
Total	$1,031

7.	Product Warranty

As of June 30, 2016, and December 31, 2015, MRV's product warranty liability recorded in accrued liabilities were $0.5 million and $0.6 million, respectively. MRV accrues for warranty costs as part of cost of sales based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of 90 days to three years.

The following table summarizes the activity related to the product warranty liability during the six months ended June 30, 2016 (in thousands):

Balance at beginning of the period	$593
(Reversed) to expense	(52)
Accruals for product warranties	(17)
Balance at end of the period	$524

8.	Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding, including restricted shares which, although they are legally outstanding and have voting rights, are subject to vesting and are treated as common stock equivalents in calculating basic net loss per share. Diluted net loss per share is computed using the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock from stock options and warrants outstanding during the period. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated based on the average share price for each period using the treasury stock method.

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

The following table sets forth the computation of net loss per common share – basic and diluted (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30		June 30
	2016	2015	2016	2015
Numerator:
Net loss	$(2,023)	$(281)	$(5,919)	$(1,349)
Denominator
Basic weighted average common shares outstanding	7,092	6,988	7,042	7,059
Effect of dilutive securities	—	—	—	—
Diluted weighted average common shares outstanding	7,092	6,988	7,042	7,059

Net loss per common share
Basic	$(0.29)	$(0.04)	$(0.84)	$(0.19)
Diluted	$(0.29)	$(0.04)	$(0.84)	$(0.19)

Outstanding stock options to purchase 460,692 and 387,286 shares of common stock were excluded from the computation of dilutive loss per shares for the three months ended June 30, 2016 and 2015, respectively, as they were anti-dilutive. Outstanding stock options to purchase 419,990 and 366,812 shares were excluded from the computation of dilutive loss per shares for the six months ended June 30, 2016 and 2015, respectively, as they were anti-dilutive. Treasury shares are excluded from the number of shares outstanding.

9.	Share-Based Compensation

MRV records share-based compensation expense at fair value. The following table summarizes the impact on MRV's results of operations of recording share-based compensation for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of goods sold	$28	$25	$70	$55
Product development and engineering	63	44	139	93
Selling, general and administrative	259	167	488	294
Total share-based compensation expense (1)	$350	$236	$697	$442

(1)	Income tax benefits realized from stock option exercises and similar awards were immaterial in all periods.

During the three and six months ended June 30, 2016, the Company granted 240,039 stock options with a related fair value of $4.86 per option and 88,869 restricted shares with a related fair value $10.95 per share. During the three and six months ended June 30, 2015, the Company granted 197,848 stock options with a related fair value of $4.16 per option and 71,872 restricted shares with a related fair value of $9.63 per share. No stock options or restricted shares were granted during the three months ended March 31, 2016 and 2015. As of June 30, 2016, the total unrecognized share-based compensation balance for unvested options, net of expected forfeitures, was $2.7 million and is expected to be amortized over a weighted-average period of 2.3 years.

Valuation Assumptions

MRV uses the Black-Scholes option pricing model to estimate the fair value of stock option awards or related modifications. The Black-Scholes model requires the use of subjective and complex assumptions, including the option's expected life and the underlying stock price volatility. MRV bases volatility on the Company's historical quoted prices and peer company data.

Six months ended June 30,	2016	2015
Risk-free interest rate	1.4%	1.7%
Dividend yield (1)	—	—
Volatility	46%	43%
Expected life (in years)	5.9	5.9

(1)	As the Company does not pay a dividend on a regular basis, and dividends paid in the past have been special in nature, a dividend rate of zero was used.

10.	Geographic Information

Following the completion of the sale of the Tecnonet business unit on December 3, 2015, MRV now has only one reportable segment: Network Equipment.

The Network Equipment segment designs, manufactures, sells and services equipment used by commercial customers, governments and telecommunications service providers. Products include packet switching, optical transport, infrastructure management and service provisioning software.

Revenues:

The following table summarizes external revenue by geographic region for the three months ended June 30, 2016 and 2015 (in thousands):

Three months ended June 30:	2016	% of revenue	2015	% of revenue
Revenue:
United States	$11,916	55%	$13,613	56%
Americas (Excluding U.S.)	2,665	12%	1,857	7%
Europe	4,251	20%	5,299	22%
Asia Pacific	2,752	13%	3,750	15%
Total	$21,584	100%	$24,519	100%

A significant percentage of the revenues generated in the Asia Pacific region are derived from Australia and accounted for 11% and 14% of our consolidated revenue for the three months ended June 30, 2016 and 2015, respectively. A significant percentage of the revenues generated in the Americas are derived from Canada and accounted for 10% and 5% of our consolidated revenue for the three months ended June 30, 2016 and 2015, respectively. Revenues generated in Europe were not generated from any individually significant country for the three months ended June 30, 2016 and 2015.

The following table summarizes external revenue by geographic region for the six months ended June 30, 2016 and 2015 (in thousands):

Six months ended June 30:	2016	% of revenue	2015	% of revenue
Revenue:
United States	$20,956	52%	$23,865	51%
Americas (Excluding the U.S.)	3,955	10%	4,620	10%
Europe	7,448	18%	9,527	20%
Asia Pacific	8,107	20%	8,692	19%
Total	$40,466	100%	$46,704	100%

A significant percentage of the revenues generated in the Asia Pacific region are derived from Australia and accounted for 18% and 17% of our consolidated revenue for the six months ended June 30, 2016 and 2015, respectively. Revenues generated in Europe and the Americas were not generated from any individually significant country for the six months ended June 30, 2016 and 2015.

Significant Customers:

Revenue from one customer accounted for 12% of our consolidated revenue for each of the three months ended June 30, 2016 and 2015, and 14% and 16% of our consolidated revenue for the six months ended June 30, 2016, and 2015, respectively. As of June 30, 2016 and December 31, 2015, amounts due from this customer accounted for 13% and 15% of our consolidated gross accounts receivables, respectively.

Revenue from another customer accounted for 14% and 15% of our consolidated revenue for the three months ended June 30, 2016 and 2015, respectively, and 14% and 13% of our consolidated revenue for the six months ended June 30, 2016, and 2015, respectively. As of June 30, 2016 and December 31, 2015, amounts due from this customer accounted for 10% and 5% of our consolidated gross accounts receivables, respectively.

Long-lived Assets:

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

	June 30, 2016	December 31, 2015
Americas	$2,543	$2,808
Europe	1,034	1,223
Asia Pacific	16	19
Total	$3,593	$4,050

11. Indemnification Obligations

In connection with the sale by MRV of Source Photonics Inc. ("SPI") in October 2010, MRV agreed to indemnify the buyer against certain claims brought after the closing for prior-occurring events. Most of the indemnification obligations have expired, however any indemnification obligations related to intellectual property extend until the third anniversary of the closing, while indemnification related to employee benefits, environmental liabilities and taxes extend until their applicable statute of limitations has run plus 90 days, and indemnification obligations are not time limited for title and ownership representations. These indemnification obligations are subject to a $1.0 million deductible and a $20.0 million cap, and we have purchased an insurance policy to protect against such obligations.

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

In connection with the sale of CES, MRV agreed to indemnify the buyer for the representations and warranties made in the sale and purchase agreement and purchased an insurance policy to protect against any claims of indemnification related to the representations and warranties.

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

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we retain directors and officers insurance that reduces our exposure and enables us to recover portions of amounts paid. As a result of our insurance coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2016 and December 31, 2015.

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
In connection with the sale by MRV of SPI in October 2010, MRV agreed to indemnify the buyer against certain claims brought after the closing for prior-occurring events. The Company has received a notice from SPI, advising the Company of a tax audit for periods including tax returns filed prior to the acquisition of SPI by the buyer. Management believes that it has meritorious defenses to the extent a formal indemnification claim is asserted and has submitted the potential claim to its insurer. MRV intends to vigorously contest any claim; however, no formal legal proceeding has been commenced, and MRV can provide no assurance that such claim would not have a material adverse effect on its business, operating results or financial condition.
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
MRV and its subsidiaries have from time to time been named as a defendant in other lawsuits involving matters that management considers routine to the nature of its business. Management is of the opinion that the ultimate resolution of such outstanding matters will not have a material adverse effect on our business, operating results and financial condition.

13. Share Repurchase

On March 15, 2016, the Company's Board of Directors approved a repurchase of shares of the Company's common stock in an amount up to $10.0 million under a stock repurchase program that expires on March 10, 2017. Through June 30, 2016, the Company repurchased 188,905 shares at a total cost of approximately $1.9 million, excluding commissions, under this stock repurchase program. As of June 30, 2016, the Company had remaining authority to repurchase shares up to an additional $8.1 million, excluding commissions, under this stock repurchase program prior to its expiration. Through August 2, 2016, the Company repurchased a total of 198,822 shares at a total cost of approximately $2.0 million, excluding commissions, under this stock repurchase program, leaving remaining authority to repurchase shares up to an additional $8.0 million, excluding commissions, under this stock repurchase program prior to its expiration.

14. Income Taxes

The following table provides details of income taxes for the three and six months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Loss before provision for income taxes	$(1,987)	$(1,048)	$(5,822)	$(2,298)
Provision for income taxes	36	77	97	127
Effective tax rate	(2)%	(7)%	(2)%	(6)%

The effective tax rate fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. The income tax expense is primarily due to state minimum income taxes that do not benefit from our state net operating loss carryforwards and to income tax in foreign jurisdictions without net operating loss carryforwards.

As of December 31, 2015, MRV had federal, state and foreign net operating loss ("NOL") carryforwards available of $182.5 million, $97.1 million and $97.4 million, respectively. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of June 30, 2016, the federal, state and foreign NOLs had a full valuation allowance.

NOL Rights Plan
On January 26, 2016, in an effort to protect the Company from potential adverse consequences arising from an ownership change under the Internal Revenue Code, including a significant reduction in the annual utilization of the Company’s net operating loss carryforwards, built-in losses and the impairment or loss of the NOLs and built-in losses prior to their use, the Company's Board of Directors approved the adoption of the Rights Agreement with American Stock Transfer & Trust Company, LLC, ("Rights Plan"). Pursuant to the Rights Plan, the Company declared a dividend distribution of one preferred stock purchase right (each a “Right” and collectively, the "Rights") for each outstanding share of the Company’s common stock to stockholders of record as of the close of business on February 10, 2016 (the Record Date"). Except in certain circumstances set forth in the Rights Plan, each Right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $0.01 par value, of the Company (“Preferred Stock”) at a price of $68.64, subject to adjustment. The NOL Rights Plan was ratified by the Company's stockholders on June 15, 2016, at the Company's annual meeting of stockholders.

The Rights initially trade together with the common stock and are not exercisable. Subject to certain exceptions specified in the Rights Plan, the Rights will separate from the common stock and become exercisable following the earlier to of (i) the tenth calendar day after a public announcement or filing that a person or group has become an “Acquiring Person,” which is defined as a person who has acquired, or obtained the right to acquire, beneficial ownership of 4.99% or more of the common stock then outstanding, subject to certain exceptions, or (ii) the tenth calendar day (or such later date as may be determined by the Board of Directors) after any person or group commences a tender or exchange offer, the consummation of which would result in a person or group becoming an Acquiring Person. If a person or group becomes an Acquiring Person, each Right will entitle its holders (other than such Acquiring Person) to purchase one share at a price of $68.64, subject to adjustment. At any time after a person becomes an Acquiring Person, the Board of Directors may exchange all or part of the outstanding Rights (other than those held by an Acquiring Person) for shares of common stock at an exchange rate of one share of common stock for each Right. The Company will promptly give public notice of any exchange (although failure to give notice will not affect the validity of the exchange).

The Rights will expire upon certain events described in the Rights Plan, including the time at which the Rights are redeemed in accordance with the Agreement, the time at which the Rights are exchanged in accordance with the Agreement, or the time at which the Board Directors determines that the NOLs are fully utilized or no longer available under Section 382 of the Code. However, in no event will the Rights Plan expire later than the close of business on January 26, 2019. Until the close of business on the tenth calendar day after the day a public announcement or a filing is made indicating that a person or group has become an Acquiring Person, the Company may in its sole and absolute discretion amend the Rights or the Rights Plan without the approval of any holders of the Rights or shares of common stock in any manner, including without limitation, amendments that increase or decrease the purchase price or redemption price or accelerate or extend the final expiration date or the period in which the Rights may be redeemed. The Company may also amend the Rights Plan after the close of business on the tenth calendar day after the day such public announcement or filing is made to cure ambiguities, to correct defective or inconsistent provisions, to shorten or lengthen time periods under the Rights Plan or in any other manner that does not adversely affect the interests of holders of the Rights. No amendment of the Rights Plan may extend its expiration date.

15. Discontinued Operations

On December 3, 2015, the Company completed the sale of all of its shares of Tecnonet. On February 19, 2016, the Company received a payment of €4.3 million (approximately $4.8 million) representing the post-closing purchase price adjustment pursuant to the Purchase Agreement. The Company included the $4.8 million receivable representing the post-closing purchase price adjustment on its consolidated balance sheet within other current assets as of December 31, 2015. Prior to its disposition, Tecnonet was the last remaining business unit in our Network Integration segment. The historical financial results of Tecnonet, prior to its sale, have been reclassified as discontinued operations for all periods presented. The Company reported net income of $0.8 million and $1.1 million from discontinued operations, net of income tax expense, for the three and six months ended June 30, 2015, respectively, related to Tecnonet.

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

Overview

At MRV, we design, manufacture, sell and service equipment used by telecommunications service providers, data center operators, enterprises and governments throughout the world. Our technologies, platforms and expertise enable our customers to overcome the challenge of orchestrating the ever-increasing need for capacity while improving service delivery and lowering network costs for critical applications such as high-capacity business services, mobile backhaul and data center connectivity. Products include packet switching, optical transport, infrastructure management and service provisioning software.

Until the third quarter of 2015, we operated our business along two principal segments: Network Equipment and Network Integration. Our Network Integration segment, which consisted of Tecnonet as its sole business unit, operated primarily in Italy, servicing Tier One service providers, regional carriers, large enterprises and government institutions. On December 3, 2015, the Company completed the sale of all of its shares of Tecnonet.

The sale of Tecnonet is reported as discontinued operations requiring retrospective restatement of prior periods to classify the results of operations for Tecnonet as discontinued operations in this Form 10-Q for all periods presented. Cash flows from discontinued operations are presented separately from the cash flows from continuing operations in the accompanying Statement of Cash Flows. (See Note 15, Discontinued Operations)

Our business involves reliance on foreign-based offices. Several of our divisions, outside subcontractors and suppliers are located in foreign countries including; Argentina, Australia, Canada, Denmark, Germany, Israel, Italy, Netherlands, Philippines, Poland, Russia, Taiwan, Thailand and the United Kingdom. For the six months ended June 30, 2016, and 2015, external revenues from foreign subsidiaries accounted for 22%, and 23%, respectively, of our total revenue. The majority of our foreign sales are to customers located in the Asia Pacific region, with remaining foreign sales primarily to customers in Europe and the Americas.

As of June 30, 2016, the Company had $24.8 million in cash and cash equivalents and $5.2 million in restricted time deposits.

On March 15, 2016, the Company's Board of Directors approved a repurchase of shares of the Company's common stock in an amount up to $10.0 million under a stock repurchase program that expires on March 10, 2017. Through June 30, 2016, the Company repurchased 188,905 shares at a total cost of approximately $1.9 million, excluding commissions, under this stock repurchase program. As of June 30, 2016, the Company had remaining authority to repurchase shares up to an additional $8.1 million, excluding commissions, under this stock repurchase program prior to its expiration. Through August 2, 2016, the Company repurchased a total of 198,822 shares at a total cost of approximately $2.0 million, excluding commissions, under this stock repurchase program, leaving remaining authority to repurchase shares up to an additional $8.0 million, excluding commissions, under this stock repurchase program prior to its expiration.

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

Revenue Recognition.    Our major revenue-generating products consist of packet switching, optical transport, infrastructure management and service provisioning software. We recognize product revenue, net of sales discounts, returns and allowances, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered reasonably assured. Products are generally shipped "FOB shipping point," with no right of return and revenue is recognized upon shipment. If revenue is to be recognized upon delivery, such delivery date is tracked through information provided by the third party shipping company we use to deliver the product to the customer. Sales of services and system support are deferred and recognized ratably over the contract period. Sales to end customers with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are infrequent and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. For sales to distributors, we generally recognize revenue when product is sold to the distributor rather than when the product is sold by the distributor to the end user. In certain circumstances, distributors have limited rights of return, including stock rotation rights, and/or are entitled to price protection, where a rebate credit may be provided to the customer if we lower our price on products held in the distributor's inventory. We estimate and establish allowances for expected future product returns and credits. We record a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenue is recognized, and for future credits to be issued in relation to price protection at the time we make changes to our distributor price book. We monitor product returns and potential price adjustments on an ongoing basis and estimate future returns and credits based on historical sales returns, analysis of credit memo data, and other factors known at the time of revenue recognition.

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

Allowance for Doubtful Accounts. We make ongoing estimates relating to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of customers to meet their financial obligations to us. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Actual future losses from uncollectible accounts may differ from our estimates because we cannot precisely predict future changes in the financial stability of our customers. If the financial condition of our customers deteriorates, resulting in their inability to make payments, a larger reserve may be required. In the event we determine that a change in the allowance is appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we make such a determination.

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

Intangible Assets. We make judgments about the recoverability of intangible assets with finite lives whenever events or changes in circumstances indicate that impairment may exist. Recoverability of intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.

Income Taxes. As part of the process of preparing our annual financial statements, we estimate the income taxes in each of the jurisdictions in which we operate based on the estimated annual effective tax rate by jurisdiction. This process involves estimating the current income tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for income tax and accounting purposes. These differences result in deferred income tax assets and liabilities, which are included in our Consolidated Balance Sheets. We assess the likelihood that our deferred income tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the income tax provision in the Condensed Consolidated Statements of Operations.

We utilize significant management judgment to determine the provision for income taxes, deferred income tax assets and liabilities, including uncertain tax positions and any valuation allowance recorded against net deferred income tax assets. Management periodically evaluates the deferred income tax assets as to whether it is likely that the deferred income tax assets will be realized. We establish a valuation allowance on the deferred income tax asset at the time we determine the asset is not likely to be realized. If we later determine that it is more-likely-than-not that a deferred tax asset will be realized, we release the valuation allowance and record a credit within the Condensed Consolidated Statements of Operations.

Share-Based Compensation.    We determine the fair value of stock options using the Black-Scholes valuation model. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates may be impacted by certain variables including stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures and the related income tax impact. (See Note 9 “Share-Based Compensation” to the Financial Statements in Part 1, Item 1, of this Form 10-Q for further discussion.)

For further information around our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of operations data (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Product revenue	$18,658	$21,495	$34,665	$40,963
Service revenue	2,926	3,024	5,801	5,741
Total revenue	21,584	24,519	40,466	46,704
Cost of Revenue:
Cost of product	10,285	11,632	17,880	21,249
Cost of services	1,228	928	2,712	1,952
Total cost of revenue	11,513	12,560	20,592	23,201
Gross profit	10,071	11,959	19,874	23,503
Operating expenses:
Product development and engineering	5,125	5,310	10,469	10,435
Selling, general and administrative	7,007	7,379	15,024	15,115
Total operating expenses	12,132	12,689	25,493	25,550
Operating loss	(2,061)	(730)	(5,619)	(2,047)
Interest expense	—	(22)	—	(36)
Other income (expense), net	74	(296)	(203)	(215)
Loss from continuing operations before provision for income taxes	(1,987)	(1,048)	(5,822)	(2,298)
Provision for income taxes	36	77	97	127
Loss from continuing operations	(2,023)	(1,125)	(5,919)	(2,425)
Income from discontinued operations, net of income taxes of $675 and $813 in 2015	—	844	—	1,076
Net loss	$(2,023)	$(281)	$(5,919)	$(1,349)

Discontinued Operations

On December 3, 2015, the Company completed the sale of all of its shares of Tecnonet. On February 19, 2016, the Company received a payment of €4.3 million (approximately $4.8 million) representing the post-closing purchase price adjustment pursuant to the Purchase Agreement.

The Company reported net income of $0.8 million and $1.1 million from discontinued operations, net of income tax expense, for the three and six months ended June 30, 2015, respectively, related to Tecnonet.

Three months ended June 30, 2016 Compared to the Three months ended June 30, 2015

Three months ended June 30:	2016	2015	$ Change	% Change
Revenue:
Product revenue	$18,658	$21,495	$(2,837)	(13)%
Service revenue	2,926	3,024	(98)	(3)%
Total revenue	21,584	24,519	(2,935)	(12)%
Cost of Revenue:
Cost of product	10,285	11,632	(1,347)	(12)%
Cost of services	1,228	928	300	32%
Total cost of revenue	11,513	12,560	(1,047)	(8)%
Gross profit	10,071	11,959	(1,888)	(16)%
Operating expenses:
Product development and engineering	5,125	5,310	(185)	(3)%
Selling, general and administrative	7,007	7,379	(372)	(5)%
Total operating expenses	12,132	12,689	(557)	(4)%
Operating loss	(2,061)	(730)	(1,331)	182%
Interest expense	—	(22)	22	(100)%
Other income (expense), net	74	(296)	370	(125)%
Loss from continuing operations before provision for income taxes	(1,987)	(1,048)	(939)	90%
Provision for income taxes	36	77	(41)	(53)%
Loss from continuing operations	(2,023)	(1,125)	(898)	80%
Income from discontinued operations, net of income taxes of $675 in 2015	—	844	(844)	(100)%
Net loss	$(2,023)	$(281)	$(1,742)	620%

Revenue

Revenue decreased $2.9 million, or 12%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to a $2.8 million, or 13%, decrease in product revenue. The decrease in product revenue was primarily driven by decreased revenues in the United States, Europe and the Asia Pacific region due to reduced sales of legacy infrastructure management products and due to fewer large scale network projects, partially offset by an increase in sales to one of our larger run-rate customers. Conversely, we experienced improvement in the Americas, other than the United States, as we saw an increase in demand from Tier 1 and Tier 2 customers.

The following table summarizes revenue by geographic region (in thousands):

Three months ended June 30:	2016	2015	$ change	% change
Revenue:
United States	$11,916	$13,613	$(1,697)	(12)%
Americas (Excluding the U.S.)	2,665	1,857	808	44%
Europe	4,251	5,299	(1,048)	(20)%
Asia Pacific	2,752	3,750	(998)	(27)%
Total revenue	$21,584	$24,519	$(2,935)	(12)%

Gross Profit

The Company's cost of revenue consists of materials, compensation expense including non-cash stock-based compensation expense, depreciation expense and other manufacturing overhead costs, expenses associated with excess and obsolete inventories and product warranty costs. Historically, our cost of revenue as a percentage of revenue, has fluctuated significantly due to customer, product and sales channel mix, manufacturing yields, sales volumes and inventory and specific product warranty charges.

Gross profit decreased $1.9 million, or 16%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, principally due to a $2.8 million, or 13%, decrease in product revenue. The combined gross profit margin for product and service revenues decreased 2.1 percentage points to 46.7% for the three months ended June 30, 2016, compared to 48.8% for the three months ended June 30, 2015. The gross profit margin for product revenues decreased 1 percentage point to 44.9% for the three months ended June 30, 2016, compared to 45.9% for the three months ended June 30, 2015, while the gross profit margin for service revenues decreased 11.3 percentage points to 58.0% for the three months ended June 30, 2016, compared to 69.3% for the three months ended June 30, 2015. The 1 percentage point decline in product gross profit margin was primarily a result of the mix of product sold and the geographic region the products were sold into. In addition, actions to improve operations and consolidate our contract manufacturing burdened the current quarter with an additional $0.3 million in expenses. The associated costs are considered non-recurring and we expect the efficiencies gained by these actions to generate ongoing financial benefits once fully implemented. The reduction in service revenue gross profit margin was primarily attributable to approximately $0.1 million of increased labor expense that was directly related to improvement efforts related to customer support and maintenance to enhance our customer experience. Additionally we increased our reserve for potentially excess and obsolete inventory by approximately $0.1 million in the quarter.

Operating Expenses

Operating expenses were $12.1 million, or 56.2% of revenue, for the three months ended June 30, 2016, compared to $12.7 million, or 51.8% of revenue, for the three months ended June 30, 2015. The $0.6 million, or 4% decrease in operating expenses for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, were primarily driven by $0.3 million decrease in general and administrative expenses related to lower accounting and legal fees, in addition to a $0.2 million decrease in materials costs and other overhead related to product development and engineering and a $0.3 million decrease in labor expense for selling and general and administrative charges related to decreased headcount. These decreases were partially offset by a $0.2 million increase in general and administrative expenses related to increased share-based compensation expense and other overhead charges for the three months ended June 30, 2016, compared to the three months ended June 30, 2015.

Operating Loss

The Company reported operating loss of $2.1 million for the three months ended June 30, 2016 compared to an operating loss of $0.7 million for three months ended June 30, 2015. The $1.3 million decline in operating results was primarily the result of $1.9 million, or 16%, decrease in gross profit, offset by the $0.6 million, or 4% decrease in operating expenses. Our operating margin declined to (10)% for the three months ended June 30, 2016 compared to (3)% operating margin for the three months ended June 30, 2015. Operating loss included share-based compensation expense of $0.4 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2016 and 2015, was approximately $36,000 and $77,000, respectively, and was computed based on an estimated annual effective tax rate for the Company in each of the various tax jurisdictions we operate. Our income tax provision fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax.
Tax Loss Carryforwards
As of December 31, 2015, MRV had federal, state and foreign net operating loss ("NOL") carryforwards available of $182.5 million, $97.1 million and $97.4 million, respectively. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of June 30, 2016, the US federal and state NOLs had a full valuation allowance.

Discontinued Operations
On December 3, 2015, the Company completed the sale of all of its shares of Tecnonet. On February 19, 2016, the Company received a payment of €4.3 million (approximately $4.8 million) representing the post-closing purchase price adjustment pursuant to the Purchase Agreement. The Company included the $4.8 million receivable representing the post-closing purchase price adjustment on its consolidated balance sheet within other current assets as of December 31, 2015. Prior to its disposition, Tecnonet was the last remaining business unit in our Network Integration segment. The historical financial results of Tecnonet, prior to its sale have been reclassified as discontinued operations for all periods presented. The Company reported net income of $0.8 million from discontinued operations, net of income tax expense for the three months ended June 30, 2015, related to Tecnonet.

Six months ended June 30, 2016 Compared To Six months ended June 30, 2015

Six months ended June 30:	2016	2015	$ Change	% Change
Revenue:
Product revenue	$34,665	$40,963	$(6,298)	(15)%
Service revenue	5,801	5,741	60	1%
Total revenue	40,466	46,704	(6,238)	(13)%
Cost of Revenue:
Cost of product	17,880	21,249	(3,369)	(16)%
Cost of services	2,712	1,952	760	39%
Total cost of revenue	20,592	23,201	(2,609)	(11)%
Gross profit	19,874	23,503	(3,629)	(15)%
Operating expenses:
Product development and engineering	10,469	10,435	34	—%
Selling, general and administrative	15,024	15,115	(91)	(1)%
Total operating expenses	25,493	25,550	(57)	—%
Operating loss	(5,619)	(2,047)	(3,572)	174%
Interest expense	—	(36)	36	(100)%
Other (expense), net	(203)	(215)	12	(6)%
Loss from continuing operations before provision for income taxes	(5,822)	(2,298)	(3,524)	153%
Provision for income taxes	97	127	(30)	(24)%
Loss from continuing operations	(5,919)	(2,425)	(3,494)	144%
Income from discontinued operations, net of income taxes of $813 in 2015	—	1,076	(1,076)	(100)%
Net loss	$(5,919)	$(1,349)	$(4,570)	339%

Revenue

Revenue decreased $6.2 million, or 13%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to a $6.3 million, or 15%, decrease in product revenue. The decrease in product revenue was driven by decreased revenues in all geographic regions, led by the United States, Europe and the Asia Pacific region and lastly the Americas, all primarily due to reduced sales of legacy infrastructure management products and fewer network expansion projects, particularly in the United States. Geographically, the $2.9 million decrease in revenues generated in the United States was mainly attributable to decreased order volume over the same period in the prior year from regional service providers for project related expansions. The $2.1 million decrease in revenues generated in Europe was a result of a decrease in channel partner order volume. The $0.6 million and $0.7 million decline in revenues generated in Asia Pacific and Americas, respectively, was primarily the result of decreased shippable order volume from some of our larger Australian and South American customers. Revenues for our infrastructure management products decreased $2.6 million, optical components sold with our systems decreased $2.0 million, Carrier Ethernet products decreased $1.2 million, optical transport products decreased $0.5 million during the six months ended June 30, 2016 compared to six months ended June 30, 2015.

The following table summarizes revenue by geographic region (dollars in thousands):

Six months ended June 30:	2016	2015	$ Change	% Change
Revenue:
United States	$20,956	$23,865	$(2,909)	(12)%
Americas (Excluding the U.S.)	3,955	4,620	(665)	(14)
Europe	7,448	9,527	(2,079)	(22)
Asia Pacific	8,107	8,692	(585)	(7)
Total revenue	$40,466	$46,704	$(6,238)	(13)%

Gross Profit

Gross profit decreased $3.6 million, or 15%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, principally due to a $6.3 million, or 15%, decrease in product revenue. The combined gross profit margin for product and service revenues decreased 1.2 percentage points to 49.1% for the six months ended June 30, 2016, compared to 50.3% for the six months ended June 30, 2015. The gross profit margin for product revenues increased marginally at 0.3 percentage points to 48.4% for the six months ended June 30, 2016, compared to 48.1% for the six months ended June 30, 2015, while the gross profit margin for service revenues decreased 12.8 percentage points to 53.2% for the six months ended June 30, 2016, compared to 66.0% for the six months ended June 30, 2015. The marginal increase in product gross profit margin was primarily a result of the mix of products sold. The reduction in service revenue gross profit margin was primarily attributable to a $0.3 million increase in labor expense that was directly related to improvement efforts related to customer support and maintenance to enhance our customer experience, a charge of approximately $0.3 million for potentially excess and obsolete inventory, and a $0.1 million increase in material costs.

Operating Expenses

Operating expenses were $25.5 million, or 63.0% of revenue, for the six months ended June 30, 2016, compared to $25.6 million, or 54.7% of revenue, for the six months ended June 30, 2015. Operating expenses remained relatively consistent when compared to the prior year period. Product development and engineering labor expenses increased approximately $0.4 million primarily due to increased headcount offset by the $0.5 million decrease in selling, general and administrative labor expenses mainly due to decreased headcount and decreased sales commission expenses due primarily to lower product revenues. Operating expenses also improved due to lower accounting and legal fees.

Operating Loss

The Company reported operating loss of $5.6 million for the six months ended June 30, 2016 compared to an operating loss of $2.0 million for six months ended June 30, 2015. The $3.6 million decline in operating results was primarily the result of $6.2 million, or 13%, decrease in revenues. Our operating margin declined to (14)% for the six months ended June 30, 2016 compared to (4)% operating margin for the six months ended June 30, 2015. Operating loss included share-based compensation expense of $0.7 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2016 and 2015 was approximately $97,000 and $127,000, respectively and was computed based on an estimated annual effective tax rate for the Company in each of the various tax jurisdictions we operate. Our income tax provision fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax.

Discontinued Operations
Prior to its disposition, Tecnonet was the last remaining business unit in our Network Integration segment. The historical financial results of Tecnonet, prior to its sale have been reclassified as discontinued operations for all periods presented. The Company reported net income of $1.1 million from discontinued operations, net of income tax expense for the six months ended June 30, 2015, related to Tecnonet.

Liquidity and Capital Resources

During the six months ended June 30, 2016, the Company's cash decreased approximately $1.4 million to $24.8 million from $26.2 million. There were net cash inflows from working capital of approximately $0.3 million, including a$1.9 million decrease in inventory due to timing of shipments, a $0.4 million increase in other assets, offset by cash outflows of $1.1 million due to an increase in accounts and other receivable primarily due to timing of cash receipts, a $0.9 million decrease in deferred revenue due to timing of shipments, and a $0.1 million decrease in accounts payable and accrued liabilities due to timing of payments. Net cash provided by investing activities included $4.8 million in proceeds from the sale of the Tecnonet, offset by $0.4 million in purchases of property, plant and equipment. Net cash used in financing activities included $1.9 million in purchase of treasury shares.

We periodically review our capital position and consider returning capital to stockholders through special dividends or share repurchases when cash on hand exceeds our foreseeable cash needs. We also periodically review the capital needs of our business units. We plan to invest approximately $1.0 million over the next 12 months to upgrade our infrastructure and equipment needed to support the Company's growth objectives in the Carrier Ethernet and optical transport markets among others. We believe that cash on hand will be sufficient to satisfy current operating needs, capital expenditures and product development and engineering requirements for at least the next 12 months. We may seek to obtain debt financing if we believe it appropriate. We may limit our ability to use available NOLs and capital loss carryforwards if we seek financing through issuance of additional equity securities.

Working Capital

The following table summarizes our working capital position (in thousands):

	June 30, 2016	December 31, 2015
Current assets	$56,296	$63,273
Current liabilities	23,054	23,792
Working capital	$33,242	$39,481
Current ratio (1)	2.4	2.7

(1)	Determined by dividing total current assets by total current liabilities.

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

Contractual Obligations

During the three months ended June 30, 2016, there were no material changes in our contractual obligations.

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

Market risk represents the risk of loss that may impact our Condensed Consolidated Financial Statements through adverse changes in financial market prices and rates and inflation. Our market risk exposure results primarily from fluctuations in foreign exchange and interest rates. We manage our exposure to these market risks through our regular operating and financing activities, and in certain instances, through the use of derivative financial instruments. These derivative instruments are used to manage risks of volatility in interest and foreign exchange rate movements on certain assets, liabilities or anticipated transactions and create a relationship in which gains or losses on derivative instruments are expected to counter-balance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. As of June 30, 2016, we did not have any such derivative financial instruments outstanding.

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

Certain assets and liabilities, including certain bank accounts, accounts receivables and accounts payables of some of our business units, exist in currencies other than the functional currency of the related business units and are sensitive to foreign currency exchange rate fluctuations. These currencies principally include the U.S. dollar, the Taiwan dollar, and the Israeli new shekel. When these transactions are settled in a currency other than the functional currency, we recognize a foreign currency transaction gain or loss.

When we translate the financial position or results of operations of subsidiaries with functional currencies other than the U.S. dollar, we recognize a foreign currency translation gain or loss as a component of other comprehensive income (loss). Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, the Israeli new shekel and the Taiwan dollar. For the six months ended June 30, 2016 and 2015, 22% and 23% of external revenue, respectively, and 35% and 36% of operating expenses, respectively, were generated and incurred at foreign subsidiaries. For the six months ended June 30, 2016, the exchange rates for the Taiwan dollar weakened 5% against the U.S. dollar compared to the six months ended June 30, 2015, so revenue and expenses in these currencies translated into slightly fewer dollars than they would have in the prior period. For the six months ended June 30, 2016, the exchange rates for the Israeli new shekel strengthened 1% against the U.S. dollar compared to the six months ended June 30, 2015, so revenue and expenses in these currencies translated into slightly higher dollars than they would have in the prior period.

Fluctuations in currency exchange rates of foreign currencies have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements.

The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands):

	June 30, 2016	December 31, 2015
U.S. dollars	$22,058	$23,461
Euros	109	171
Taiwan dollars	28	141
Israeli new shekels	1,646	1,723
Other	969	673
Total cash and cash equivalents	$24,810	$26,169

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

There was no change in our internal control over financial reporting during the three and six months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In connection with the sale by MRV of SPI in October 2010, MRV agreed to indemnify the buyer against certain claims brought after the closing for prior-occurring events. The Company has received a notice from SPI, advising the Company of a tax audit for periods including tax returns filed prior to the acquisition of SPI by the buyer. Management believes that it has meritorious defenses to the extent a formal indemnification claim is asserted and has submitted the potential claim to its insurer. MRV intends to vigorously contest any claim; however, no formal legal proceeding has been commenced, and MRV can provide no assurance that such claim would not have a material adverse effect on its business, operating results or financial condition.
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

MRV and its subsidiaries have from time to time been named as a defendant in other lawsuits involving matters that management considers routine to the nature of its business. Management is of the opinion that the ultimate resolution of such outstanding matters will not have a material adverse effect on our business, operating results and financial condition.

Item 1A.	Risk Factors

There have been no material changes in the Company's risk factors that have been previously disclosed in Part I, Item 1A of the Company's 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On March 15, 2016, the Company's Board of Directors approved a repurchase of shares of the Company's common stock in an amount up to $10.0 million under a stock repurchase program that expires on March 10, 2017. Through June 30, 2016, the Company repurchased 188,905 shares at a total cost of approximately $1.9 million, excluding commission, under this stock repurchase program. As of June 30, 2016, the Company had remaining authority to repurchase shares up to an additional $8.1 million, excluding commission, under this stock repurchase program prior to its expiration.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum amount remaining for purchase under the repurchase plan
April 1, 2016 to April 30, 2016	57,611	$9.58	57,611	$9,396,984
May 1, 2016 to May 31, 2016	92,883	$9.68	92,883	$8,498,249
June 1, 2016 to June 30, 2016	32,698	$11.23	32,698	$8,130,933
Total	183,192	$9.92	183,192

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized on August 4, 2016.

MRV COMMUNICATIONS, INC.

By: /s/ Mark J. Bonney
Mark J. Bonney
Chief Executive Officer
Principal Executive Officer

By: /s/ Stephen G. Krulik
Stephen G. Krulik
Chief Financial Officer
Principal Financial and Accounting Officer