Form 10-Q
period 2016-09-30
MRV COMMUNICATIONS INC
filed 2016-11-03
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ______________

Commission file number: 001-11174

MRV COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1340090
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

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

As of November 2, 2016, 6,808,442 shares of Common Stock of MRV Communications, Inc. were outstanding.

MRV Communications, Inc.

Form 10-Q for the Quarter Ended September 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.         Condensed Consolidated Financial Statements

MRV Communications, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Product revenue	$16,063	$20,847	$50,728	$61,809
Service revenue	2,884	2,086	8,685	7,828
Total revenue	18,947	22,933	59,413	69,637
Cost of Revenue:
Cost of product	8,868	9,758	26,748	31,007
Cost of services	1,113	1,061	3,825	3,013
Total cost of revenue	9,981	10,819	30,573	34,020
Gross profit	8,966	12,114	28,840	35,617
Operating expenses:
Product development and engineering	4,937	4,901	15,406	15,336
Selling, general and administrative	6,931	7,281	21,955	22,396
Total operating expenses	11,868	12,182	37,361	37,732
Operating loss	(2,902)	(68)	(8,521)	(2,115)
Interest expense	(7)	(11)	(35)	(48)
Other income (expense), net	(173)	188	(348)	(26)
Income (loss) from continuing operations before provision for income taxes	(3,082)	109	(8,904)	(2,189)
Provision (benefit) for income taxes	31	(39)	128	88
Income (loss) from continuing operations	(3,113)	148	(9,032)	(2,277)
Income from discontinued operations, net of income taxes of $490 and $1,303 in 2015	—	738	—	1,814
Net income (loss)	$(3,113)	$886	$(9,032)	$(463)

Net income (loss) per share — basic
From continuing operations	$(0.45)	$0.02	$(1.31)	$(0.33)
From discontinued operations	—	0.11	—	0.26
Net income (loss) per share — basic	$(0.45)	$0.13	$(1.31)	$(0.07)

Net income (loss) per share — diluted
From continuing operations	$(0.45)	$0.02	$(1.31)	$(0.33)
From discontinued operations	—	0.11	—	0.26
Net income (loss) per share — diluted	$(0.45)	$0.13	$(1.31)	$(0.07)

Weighted average number of shares:
Basic	6,868	6,978	6,912	7,032
Diluted	6,868	7,014	6,912	7,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income (loss)	$(3,113)	$886	$(9,032)	$(463)
Other comprehensive loss, net of tax
Foreign currency translation gain (loss)	66	159	103	(2,025)
Total comprehensive income (loss)	$(3,047)	$1,045	$(8,929)	$(2,488)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$20,922	$26,169
Restricted time deposits	5,277	5,190
Accounts receivable, net	15,373	14,837
Inventories, net	10,185	10,226
Other current assets	3,461	6,851
Total current assets	55,218	63,273
Property and equipment, net	3,295	4,050
Intangible assets, net	1,067	1,153
Other assets	423	608
Total assets	$60,003	$69,084

Liabilities and stockholders' equity
Current liabilities:
Deferred consideration payable	$233	$233
Accounts payable	8,473	5,749
Accrued liabilities	9,252	9,972
Deferred revenue	6,783	7,642
Other current liabilities	135	196
Total current liabilities	24,876	23,792
Other long-term liabilities	3,819	3,846
Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 16,000 shares
Issued — 8,429 shares in 2016 and 8,341 shares in 2015
Outstanding — 6,839 shares in 2016 and 6,982 in 2015	270	270
Additional paid-in capital	1,286,953	1,285,787
Accumulated deficit	(1,236,703)	(1,227,671)
Treasury stock — 1,591 shares in 2016 and 1,359 shares in 2015	(17,730)	(15,355)
Accumulated other comprehensive loss	(1,482)	(1,585)
Total stockholders' equity	31,308	41,446
Total liabilities and stockholders' equity	$60,003	$69,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(9,032)	$(463)
Income from discontinued operations, net of taxes	—	(1,814)
Loss from continuing operations	(9,032)	(2,277)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,451	1,547
Share-based compensation expense	1,106	758
Provision for doubtful accounts	(25)	(9)
Deferred income taxes	—	174
Loss (gain) on disposition of property and equipment	69	(2)
Changes in operating assets and liabilities:
Accounts and other receivables	(508)	(142)
Inventories	170	692
Other assets	(1,139)	2,018
Accounts payable	2,720	34
Accrued liabilities	(486)	390
Income tax payable	79	(308)
Deferred revenue	(1,182)	(25)
Other current liabilities	(202)	(584)
Cash (used in) provided by operating activities - continuing operations	(6,979)	2,266
Cash provided by operating activities - discontinued operations	—	3,834
Net cash (used in) provided by operating activities	(6,979)	6,100

Cash flows from investing activities:
Purchases of property and equipment	(681)	(1,162)
Proceeds from sale of Tecnonet	4,789	—
Proceeds from sale of property and equipment	2	9
(Increase) release of restricted time deposits	(87)	45
Cash provided by (used in) Investing activities - continuing operations	4,023	(1,108)
Cash used in Investing activities - discontinued operations	—	(74)
Net cash provided by (used in) investing activities	4,023	(1,182)

Cash flows from financing activities:
Proceeds from exercise of stock options	73	146
Purchase of treasury shares	(2,375)	(4,944)
Cash used in Financing activities - continuing operations	(2,302)	(4,798)
Cash used in Financing activities - discontinued operations	—	(2,111)
Net cash used in financing activities	(2,302)	(6,909)
Effect of exchange rate changes on cash and cash equivalents	11	(518)
Net decrease in cash and cash equivalents	(5,247)	(2,509)
Cash and cash equivalents, beginning of period	26,169	22,422
Cash and cash equivalents, end of period	20,922	19,913
Less: cash and cash equivalents of discontinued operations, end of period	—	5,800
Cash and cash equivalents, end of period	$20,922	$14,113

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$—	$102
Cash paid during period for income taxes	$111	$765

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Organization and Summary of significant accounting policies

Organization and nature of operations

MRV Communications, Inc. ("MRV" or the "Company"), a Delaware corporation, is a global supplier of communications solutions to telecommunications service providers, data center operators, enterprises and governments throughout the world. MRV’s technologies, platforms and expertise enable our customers to overcome the challenge of orchestrating the ever-increasing need for capacity while improving service delivery and lowering network costs for critical applications such as high-capacity business services, mobile backhaul and data center connectivity. MRV markets and sells its products worldwide, through a variety of channels, which include a dedicated direct sales force, distributors, value-added-resellers, systems integrators and sales agents. Until the third quarter of 2015, MRV conducted its business along two principal segments: the Network Equipment segment and the Network Integration segment. MRV's Network Equipment segment designs, manufactures, sells and services equipment used by commercial customers, governments, and telecommunications service providers. Products include packet switching, optical transport, infrastructure management equipment and service orchestration and provisioning software. The Network Integration segment, which primarily operated in Italy and provided network system design, integration and distribution services that includes products manufactured by third-party vendors, was sold in December 2015.

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

The condensed consolidated unaudited financial statements included herein have been prepared by MRV pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted in the United States of America ("GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, (this “Form 10-Q”) should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, (the “2015 Form 10-K”) filed with the SEC.

In the opinion of MRV's management, the unaudited interim financial information contained herein includes all normal recurring adjustments, necessary to present fairly the financial position of MRV as of September 30, 2016, and the results of its operations and comprehensive loss, and cash flows for the three and nine months ended September 30, 2016 and 2015. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

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

In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. ASU 2014-09 was originally effective for interim and annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017. Early application is permitted after December 15, 2016. Management is currently evaluating the potential impact that adopting ASU 2014-09 will have on its condensed consolidated financial statements and footnote disclosures. Management anticipates concluding its evaluation by March 31, 2017 and plans to adopt ASU 2014-09 on January 1, 2018.

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" ("ASU 2014-15"). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 will become effective for the Company for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the potential impact that adopting ASU 2014-15 will have on its condensed consolidated financial statements and footnote disclosures.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory" (“ASU 2015-11”). ASU 2015-11 simplifies the guidance on the subsequent measurement of inventory, excluding inventory measured using the last-in, first out (LIFO), or the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value. ASU 2015-11 will become effective for the Company for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the potential impact that adopting ASU 2015-11 will have on its condensed consolidated financial statements and footnote disclosures.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). The amendments in ASU 2015-17 simplify the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current. ASU 2015-17 will become effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the potential impact that adopting ASU 2015-17 will have on its condensed consolidated financial statements and footnote disclosures.

In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). The amendments in ASU 2016-02 require companies that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations generated by contracts longer than a year. ASU 2016-02 will become effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The guidance is required to be applied using the modified retrospective transition approach. Early adoption is permitted. Management is currently evaluating the potential impact that adopting ASU 2016-02 will have on its condensed consolidated financial statements and footnote disclosures.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”). The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations. ASU 2016-08 will become effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the potential impact that adopting ASU 2016-08 will have on its condensed consolidated financial statements and footnote disclosures.

In March 2016, the FASB issued ASU No. 2016-09, "Stock Compensation (Topic 718): Improvements to employee Share-Based Payment Accounting" ("ASU 2016-09"). The amendments in ASU 2016-09 simplify the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 will become effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the potential impact that adopting ASU 2016-09 will have on its condensed consolidated financial statements and footnote disclosures and plans to adopt ASU 2016-09 on January 1, 2017.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). The amendments in ASU 2016-10 provide more detailed guidance in the following key areas: identifying performance obligations and licenses of intellectual property. ASU 2016-10 will become effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the potential impact that adopting ASU 2016-10 will have on its condensed consolidated financial statements and footnote disclosures.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 660): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The amendments in ASU 2016-12 clarify certain narrow aspects of Topic 660 such as assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition, and technical correction. ASU 2016-12 will become effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the potential impact that adopting ASU 2016-12 will have on its condensed consolidated financial statements and footnote disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The amendments in ASU 2016-15 reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will become effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the potential impact that adopting ASU 2016-15 will have on its condensed consolidated financial statements and footnote disclosures.

2.	Cash and Cash Equivalents and Restricted Time Deposits

MRV accounts for highly liquid investments with an original maturity of 90 days or less as cash equivalents. Investments with maturities of less than one year are considered short-term and are included on the balance sheet in restricted time deposits. MRV maintains cash balances and investments in qualified financial institutions, and at various times such amounts are in excess of federally insured limits. As of September 30, 2016 and December 31, 2015, the Company's U.S. entities held $15.8 million and $21.6 million in cash and cash equivalents. The remaining $5.1 million and $4.6 million, respectively, were held by the Company's foreign subsidiaries in foreign bank deposit accounts.

Restricted time deposits represent investments that are restricted as to withdrawal or use and from time to time may include certificates of deposit. The investments in and releases of restricted time deposits are included in investing activities on the Company's Condensed Consolidated Statements of Cash Flows because the funds are invested in certificates of deposit. As of September 30, 2016 and December 31, 2015, the Company held $5.3 million and $5.2 million of restricted time deposits, respectively; $5.0 million of which represents a certificate of deposit with a highly rated financial institution and matures in December 2016. The remaining $0.3 million and $0.2 million of restricted time deposits held as of September 30, 2016 and December 31, 2015, respectively, represent security deposits that are restricted due to their respective agreements.

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

As of September 30, 2016 and December 31, 2015, the Company had cash equivalents consisting of money market funds of $0 and $1.8 million, respectively that were classified as Level 1 investments and were quoted at market price. Cash equivalents included in the condensed consolidated balance sheets are as follows (in thousands):

	Cost	Fair Value
September 30, 2016	$—	$—
December 31, 2015	$1,807	$1,807

4.	Credit Risk

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

The following table summarizes the changes in the allowance for doubtful accounts during the nine months ended September 30, 2016 (in thousands):

Balance at beginning of period	$1,060
(Reversed) to expense	(25)
Write-offs, net of amounts recovered	(100)
Foreign currency translation adjustment	10
Balance at end of period	$945

5.	Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis.

Inventories, net of reserves, consisted of the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$2,928	$3,132
Work-in process	911	839
Finished goods	6,346	6,255
Total	$10,185	$10,226

6.	Intangible Assets

Intangible assets, net of amortization, consisted of intellectual property such as license agreements and totaled $1.1 million and $1.2 million as of September 30, 2016 and December 31, 2015, respectively. The terms of some of these license agreements provide for use of the licensed software into perpetuity while others are definite. The Company amortizes the cost of the license agreements over the estimated useful life, which can range between three to five years. Amortization expense related to intangible assets was approximately $183,000 and $150,000 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, intangible assets not yet placed into service totaled approximately $0.5 million.

The following table illustrates the estimated future amortization expense of intangible assets as of September 30, 2016 (in thousands):

Fiscal Year Ending December 31,	Estimated Amortization Expense
2016 - remainder of the year	$82
2017	295
2018	234
2019	234
2020	136
Thereafter	86
Total	$1,067

7.	Product Warranty

As of September 30, 2016, and December 31, 2015, MRV's product warranty liabilities recorded in accrued liabilities were $0.5 million and $0.6 million, respectively. MRV accrues for warranty costs as part of cost of sales based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of 90 days to three years.

The following table summarizes the activity related to the product warranty liability during the nine months ended September 30, 2016 (in thousands):

Balance at beginning of the period	$593
Cost of warranty claims	(73)
Accruals for product warranties	29
Balance at end of the period	$549

8.	Net Income (Loss) Per Share

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

The following table sets forth the computation of net income (loss) per common share – basic and diluted (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30		September 30
	2016	2015	2016	2015
Numerator:
Net income (loss)	$(3,113)	$886	$(9,032)	$(463)
Denominator
Basic weighted average common shares outstanding	6,868	6,978	6,912	7,032
Effect of dilutive securities	—	36	—	—
Diluted weighted average common shares outstanding	6,868	7,014	6,912	7,032

Net income (loss) per common share
Basic	$(0.45)	$0.13	$(1.31)	$(0.07)
Diluted	$(0.45)	$0.13	$(1.31)	$(0.07)

Outstanding stock options to purchase 414,174 and 290,974 shares of common stock were excluded from the computation of dilutive income (loss) per shares for the three months ended September 30, 2016 and 2015, respectively, as they were anti-dilutive. Outstanding stock options to purchase 436,037 and 407,480 shares of common stock were excluded from the computation of dilutive loss per shares for the nine months ended September 30, 2016 and 2015, respectively, as they were anti-dilutive. Treasury shares are excluded from the number of shares outstanding.

9.	Share-Based Compensation

MRV records share-based compensation expense at fair value. The following table summarizes the impact on MRV's results of operations of recording share-based compensation for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of goods sold	$39	$35	$109	$90
Product development and engineering	24	68	163	161
Selling, general and administrative	346	213	834	507
Total share-based compensation expense (1)	$409	$316	$1,106	$758

(1)	Income tax benefits realized from stock option exercises and similar awards were immaterial in all periods.

No stock options or restricted shares were granted during the three months ended September 30, 2016. During the nine months ended September 30, 2016, the Company granted 240,039 stock options with a related fair value of $4.86 per option and 88,869 restricted shares with a related fair value $10.95 per share.

During the three months ended September 30, 2015, the Company granted 31,000 stock options with a related fair value of $5.28 per option and 11,000 restricted shares with a related fair value of $12.12 per share. During the nine months ended September 30, 2015, the Company granted 228,848 stock options with a related fair value of $4.31 per option and 82,872 restricted shares with a related fair value of $9.96 per share.

As of September 30, 2016, the total unrecognized share-based compensation balance for unvested options, net of expected forfeitures, was $2.4 million and is expected to be amortized over a weighted-average period of 2.0 years.

Valuation Assumptions

MRV uses the Black-Scholes option pricing model to estimate the fair value of stock option awards or related modifications. The Black-Scholes model requires the use of subjective and complex assumptions, including the option's expected life and the underlying stock price volatility. MRV bases volatility on the Company's historical quoted prices and peer company data.

Nine months ended September 30,	2016	2015
Risk-free interest rate	1.4%	1.7%
Dividend yield (1)	—	—
Volatility	46%	43%
Expected life (in years)	5.9	6.0

(1)	As the Company does not pay a dividend on a regular basis, and dividends paid in the past have been special in nature, a dividend rate of zero was used.

10.	Geographic Information

Following the completion of the sale of the Tecnonet business unit on December 3, 2015, MRV now has only one reportable segment: Network Equipment.

The Network Equipment segment designs, manufactures, sells and services equipment used by commercial customers, governments and telecommunications service providers. Products include packet switching, optical transport, infrastructure management equipment and service orchestration and provisioning software.

Revenues:

The following table summarizes external revenue by geographic region for the three months ended September 30, 2016 and 2015 (in thousands):

Three months ended September 30:	2016	% of revenue	2015	% of revenue
Revenue:
United States	$9,207	49%	$10,369	45%
Americas (Excluding U.S.)	1,878	10%	1,297	6%
Europe	3,125	16%	5,202	23%
Asia Pacific	4,737	25%	6,065	26%
Total	$18,947	100%	$22,933	100%

A significant percentage of the revenues generated in the Asia Pacific region are derived from Australia and accounted for 22% and 25% of our consolidated revenue for the three months ended September 30, 2016 and 2015, respectively. Revenues generated in Europe and the Americas (excluding U.S.) did not reflect any significant individual country concentration for the three months ended September 30, 2016 and 2015.

The following table summarizes external revenue by geographic region for the nine months ended September 30, 2016 and 2015 (in thousands):

Nine months ended September 30:	2016	% of revenue	2015	% of revenue
Revenue:
United States	$30,164	51%	$34,233	49%
Americas (Excluding the U.S.)	5,833	10%	5,917	9%
Europe	10,573	18%	14,731	21%
Asia Pacific	12,843	21%	14,756	21%
Total	$59,413	100%	$69,637	100%

A significant percentage of the revenues generated in the Asia Pacific region are derived from Australia and accounted for 20% and 19% of our consolidated revenue for the nine months ended September 30, 2016 and 2015, respectively. Revenues generated in Europe and the Americas(excluding U.S.) did not reflect any significant individual country concentration for the nine months ended September 30, 2016 and 2015.

Significant Customers:

Revenue from one customer accounted for 21% and 25% of our consolidated revenue for the three months ended September 30, 2016 and 2015, respectively, and 16% and 19% of our consolidated revenue for the nine months ended September 30, 2016, and 2015, respectively. As of September 30, 2016 and December 31, 2015, amounts due from this customer accounted for 17% and 15% of our consolidated gross accounts receivables, respectively.

Revenue from another customer accounted for 11% and 13% of our consolidated revenue for the three months ended September 30, 2016 and 2015, respectively, and 13% of our consolidated revenue for the nine months ended September 30, 2016, and 2015. As of September 30, 2016 and December 31, 2015, amounts due from this customer accounted for 14% and 5% of our consolidated gross accounts receivables, respectively.

Long-lived Assets:

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

	September 30, 2016	December 31, 2015
Americas	$2,331	$2,808
Europe	950	1,223
Asia Pacific	14	19
Total	$3,295	$4,050

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

In addition, the Company has indemnification obligations to its current and certain former officers, directors, employees and agents, as set forth in the Company's bylaws.

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

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we retain directors and officers insurance that reduces our exposure and enables us to recover portions of amounts paid. As a result of our insurance coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of September 30, 2016 and December 31, 2015.

12.	Commitments and Contingencies

Purchase Commitments with Outsourcing Partners and Component Suppliers
We utilize several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of September 30, 2016 and December 31, 2015, the Company had outstanding minimum future commitments for manufacturing and component purchases which totaled $13.6 million and $11.9 million, respectively.
The Company records a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of its future demand forecasts. As of September 30, 2016 and December 31, 2015, the liability for these purchase commitments was $0.4 million and $0.2 million, respectively, and is included in accounts payable on the condensed consolidated balance sheets.
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

13. Share Repurchase

On March 15, 2016, the Company's Board of Directors approved a repurchase of shares of the Company's common stock in an amount up to $10.0 million under a stock repurchase program that expires on March 10, 2017. Through September 30, 2016, the Company repurchased 232,284 shares at a total cost of approximately $2.4 million, excluding commissions, under this stock repurchase program. As of September 30, 2016, the Company had remaining authority to repurchase shares up to an additional $7.6 million, excluding commissions, under this stock repurchase program prior to its expiration. Through November 2, 2016, the Company repurchased a total of 264,058 shares at a total cost of approximately $2.7 million, excluding commissions, under this stock repurchase program, leaving remaining authority to repurchase shares up to an additional $7.3 million, excluding commissions, under this stock repurchase program prior to its expiration. On November 2, 2016, the Company's Board of Directors approved the termination of the Company's stock repurchase program. (See Note 16, Subsequent Events)

14. Income Taxes

The following table provides details of income taxes for the three and nine months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Income (loss) before provision (benefit) for income taxes	$(3,082)	$109	$(8,904)	$(2,189)
Provision (benefit) for income taxes	31	(39)	128	88
Effective tax rate	(1)%	(36)%	(1)%	(4)%

The effective tax rate fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. The income tax expense is primarily due to state minimum income taxes that do not benefit from our state net operating loss carryforwards and to income tax in foreign jurisdictions without net operating loss carryforwards.

As of December 31, 2015, MRV had federal, state and foreign net operating loss ("NOL") carryforwards available of $169.3 million, $102.2 million and $98.5 million, respectively. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of September 30, 2016, the deferred tax assets related our federal, state and foreign NOLs had a full valuation allowance.

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

15. Discontinued Operations

On December 3, 2015, the Company completed the sale of all of its shares of Tecnonet. On February 19, 2016, the Company received a payment of €4.3 million (approximately $4.8 million) representing the post-closing purchase price adjustment pursuant to the Purchase Agreement. The Company included the $4.8 million receivable representing the post-closing purchase price adjustment on its consolidated balance sheet within other current assets as of December 31, 2015. Prior to its disposition, Tecnonet was the last remaining business unit in our Network Integration segment. The historical financial results of Tecnonet, prior to its sale, have been reclassified as discontinued operations for all periods presented. The Company reported net income of $0.7 million and $1.8 million from discontinued operations, net of income tax expense, for the three and nine months ended September 30, 2015, respectively, related to Tecnonet.

16. Subsequent Events

On November 2, 2016, the Company's Board of Directors approved the termination of the Company's stock repurchase program.

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

Overview

At MRV, we design, manufacture, sell and service equipment used by telecommunications service providers, data center operators, enterprises and governments throughout the world. Our technologies, platforms and expertise enable our customers to overcome the challenge of orchestrating the ever-increasing need for capacity while improving service delivery and lowering network costs for critical applications such as high-capacity business services, mobile backhaul and data center connectivity. Products include equipment and optical components for packet switching, optical transport, infrastructure management as well as service orchestration and provisioning software.

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

The sale of Tecnonet is reported as discontinued operations requiring retrospective restatement of prior periods to classify the results of operations for Tecnonet as discontinued operations in this Form 10-Q for all periods presented. Cash flows from discontinued operations are presented separately from the cash flows from continuing operations in the accompanying Statement of Cash Flows. (See Note 15, Discontinued Operations)

Our business involves reliance on foreign-based offices. Several of our operations, outside subcontractors and suppliers are located in foreign countries including; Argentina, Australia, Canada, Denmark, Germany, Israel, Italy, Netherlands, Philippines, Poland, Russia, Taiwan, Thailand and the United Kingdom. For the nine months ended September 30, 2016, and 2015, external revenues from foreign subsidiaries accounted for 21%, and 23%, respectively, of our total revenue. The majority of our foreign sales are to customers located in the Asia Pacific region, with remaining foreign sales primarily to customers in Europe and the Americas.

As of September 30, 2016, the Company had $20.9 million in cash and cash equivalents and $5.3 million in restricted time deposits.

On March 15, 2016, the Company's Board of Directors approved a repurchase of shares of the Company's common stock in an amount up to $10.0 million under a stock repurchase program that expires on March 10, 2017. Through September 30, 2016, the Company repurchased 232,284 shares at a total cost of approximately $2.4 million, excluding commissions, under this stock repurchase program. As of September 30, 2016, the Company had remaining authority to repurchase shares up to an additional $7.6 million, excluding commissions, under this stock repurchase program prior to its expiration. Through November 2, 2016, the Company repurchased a total of 264,058 shares at a total cost of approximately $2.7 million, excluding commissions, under this stock repurchase program, leaving remaining authority to repurchase shares up to an additional $7.3 million, excluding commissions, under this stock repurchase program prior to its expiration. On November 2, 2016, the Company's Board of Directors approved the termination of the Company's stock repurchase program.

Critical Accounting Policies

Management's Discussion and Analysis of the Company's financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with GAAP.

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

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of operations data (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Product revenue	$16,063	$20,847	$50,728	$61,809
Service revenue	2,884	2,086	8,685	7,828
Total revenue	18,947	22,933	59,413	69,637
Cost of Revenue:
Cost of product	8,868	9,758	26,748	31,007
Cost of services	1,113	1,061	3,825	3,013
Total cost of revenue	9,981	10,819	30,573	34,020
Gross profit	8,966	12,114	28,840	35,617
Operating expenses:
Product development and engineering	4,937	4,901	15,406	15,336
Selling, general and administrative	6,931	7,281	21,955	22,396
Total operating expenses	11,868	12,182	37,361	37,732
Operating loss	(2,902)	(68)	(8,521)	(2,115)
Interest expense	(7)	(11)	(35)	(48)
Other income (expense), net	(173)	188	(348)	(26)
Income (loss) from continuing operations before provision for income taxes	(3,082)	109	(8,904)	(2,189)
Provision (benefit) for income taxes	31	(39)	128	88
Income (loss) from continuing operations	(3,113)	148	(9,032)	(2,277)
Income from discontinued operations, net of income taxes of $490 and $1,303 in 2015	—	738	—	1,814
Net income (loss)	$(3,113)	$886	$(9,032)	$(463)

Discontinued Operations

On December 3, 2015, the Company completed the sale of all of its shares of Tecnonet. On February 19, 2016, the Company received a payment of €4.3 million (approximately $4.8 million) representing the post-closing purchase price adjustment pursuant to the Purchase Agreement.

The Company reported net income of $0.7 million and $1.8 million from discontinued operations, net of income tax expense, for the three and nine months ended September 30, 2015, respectively, related to Tecnonet.

Three months ended September 30, 2016 Compared to the Three months ended September 30, 2015

Three months ended September 30:	2016	2015	$ Change	% Change
Revenue:
Product revenue	$16,063	$20,847	$(4,784)	(23)%
Service revenue	2,884	2,086	798	38%
Total revenue	18,947	22,933	(3,986)	(17)%
Cost of Revenue:
Cost of product	8,868	9,758	(890)	(9)%
Cost of services	1,113	1,061	52	5%
Total cost of revenue	9,981	10,819	(838)	(8)%
Gross profit	8,966	12,114	(3,148)	(26)%
Operating expenses:
Product development and engineering	4,937	4,901	36	1%
Selling, general and administrative	6,931	7,281	(350)	(5)%
Total operating expenses	11,868	12,182	(314)	(3)%
Operating loss	(2,902)	(68)	(2,834)	4,168%
Interest expense	(7)	(11)	4	(36)%
Other income (expense), net	(173)	188	(361)	(192)%
Income (loss) from continuing operations before provision for income taxes	(3,082)	109	(3,191)	(2,928)%
Provision (benefit) for income taxes	31	(39)	70	(179)%
Income (loss) from continuing operations	(3,113)	148	(3,261)	(2,203)%
Income from discontinued operations, net of income taxes of $490 in 2015	—	738	(738)	(100)%
Net income (loss)	$(3,113)	$886	$(3,999)	(451)%

Revenue

Revenue decreased $4.0 million, or 17%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to a $4.8 million, or 23%, decrease in product revenue, offset by the $0.8 million, or 38% increase in service revenue. The decrease in revenue in the United States and Europe was primarily the result of reduced demand in our service provider and data center interconnect markets for our systems and optical components sold as part of our systems in addition to fewer large scale network projects. Also impacting revenue was the continued decline of our legacy infrastructure management products. The decrease in revenue in the Asia Pacific region was primarily due to inventory adjustments in our largest service provider customer. Conversely, in the Americas (excluding the U.S.), we experienced significant improvement as we witnessed an increase in demand from Tier 1 and Tier 2 customers primarily for our optical components. Furthermore, revenue for the three months ended September 30, 2016, was negatively impacted in the amount of $1.0 million due to delayed shipments resulting from the recent consolidation of contract manufacturing and logistics relationships. These delays are not expected to continue in the future.

The following table summarizes revenue by geographic region (in thousands):

Three months ended September 30:	2016	2015	$ change	% change
Revenue:
United States	$9,207	$10,369	$(1,162)	(11)%
Americas (excluding the U.S.)	1,878	1,297	581	45%
Europe	3,125	5,202	(2,077)	(40)%
Asia Pacific	4,737	6,065	(1,328)	(22)%
Total revenue	$18,947	$22,933	$(3,986)	(17)%

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

Gross profit decreased $3.1 million, or 26%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, principally due to a $4.8 million, or 23%, decrease in product revenue. The combined gross profit margin percentage for product and service revenues decreased 5.5 percentage points to 47.3% for the three months ended September 30, 2016, compared to 52.8% for the three months ended September 30, 2015. The gross profit margin percentage for product revenues decreased 8.4 percentage point to 44.8% for the three months ended September 30, 2016, compared to 53.2% for the three months ended September 30, 2015, while the gross profit margin percentage for service revenues increased 12.3% percentage points to 61.4% for the three months ended September 30, 2016, compared to 49.1% for the three months ended September 30, 2015. The 8.4 percentage point decline in product gross profit margin percentage was primarily a result of the mix of product sold and the geographic region sold into. In addition, actions to improve operations and consolidate our contract manufacturing burdened the current quarter with an additional $0.3 million in expenses or 1.9% percentage points on margin. The associated costs are considered non-recurring and we expect the efficiencies gained by these actions to generate ongoing financial benefits once fully implemented. The 12.3% percentage point improvement in service revenue gross profit margin percentage is related to capitalizing on the improvement efforts related to customer support and maintenance to enhance our customer experience that commenced in 2015.

Operating Expenses

Operating expenses were $11.9 million, or 62.6% of revenue, for the three months ended September 30, 2016, compared to $12.2 million, or 53.1% of revenue, for the three months ended September 30, 2015. The $0.3 million, or 3% decrease in operating expenses for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, were primarily driven by a $0.3 million decrease in labor expense for selling and general and administrative charges related to decreased headcount. Additionally, operating expenses also benefited from the $0.2 million reduction in accounting and legal fees in the quarter compared to the prior year period. These decreases were partially offset by a $0.3 million increase in general and administrative expenses as a result of a $0.2 million charge related to idle facility resulting from consolidating facilities in Chatsworth, California for the three months ended September 30, 2016, compared to the three months ended September 30, 2015.

Operating Loss

The Company reported an operating loss of $2.9 million for the three months ended September 30, 2016, compared to an operating loss of $0.1 million for three months ended September 30, 2015. The $2.8 million decline in operating results was primarily the result of $3.1 million, or 26%, decrease in gross profit, partially offset by the $0.3 million, or 3% decrease in operating expenses. Our operating margin declined to (15.3)% for the three months ended September 30, 2016, compared to (0.3)% operating margin for the three months ended September 30, 2015. The operating loss included share-based compensation expense of $0.4 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively.

Provision (benefit) for Income Taxes

The provision for income taxes for the three months ended September 30, 2016 was approximately $31,000, compared to a (benefit) for income taxes of $39,000 for the three months ended September 30, 2015, and was computed based on an estimated annual effective tax rate for the Company in each of the various tax jurisdictions we operate. Our income tax provision fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax.

Tax Loss Carryforwards
As of December 31, 2015, MRV had federal, state and foreign net operating loss ("NOL") carryforwards available of $169.3 million, $102.2 million and $98.5 million, respectively. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of September 30, 2016, the deferred tax assets related to our federal and state NOLs had a full valuation allowance.

Discontinued Operations
On December 3, 2015, the Company completed the sale of all of its shares of Tecnonet. On February 19, 2016, the Company received a payment of €4.3 million (approximately $4.8 million) representing the post-closing purchase price adjustment pursuant to the Purchase Agreement. The Company included the $4.8 million receivable representing the post-closing purchase price adjustment on its consolidated balance sheet within other current assets as of December 31, 2015. Prior to its disposition, Tecnonet was the last remaining business unit in our Network Integration segment. The historical financial results of Tecnonet, prior to its sale have been reclassified as discontinued operations for all periods presented. The Company reported net income of $0.7 million from discontinued operations, net of income tax expense for the three months ended September 30, 2015, related to Tecnonet.

Nine months ended September 30, 2016 Compared To Nine months ended September 30, 2015

Nine months ended September 30:	2016	2015	$ Change	% Change
Revenue:
Product revenue	$50,728	$61,809	$(11,081)	(18)%
Service revenue	8,685	7,828	857	11%
Total revenue	59,413	69,637	(10,224)	(15)%
Cost of Revenue:
Cost of product	26,748	31,007	(4,259)	(14)%
Cost of services	3,825	3,013	812	27%
Total cost of revenue	30,573	34,020	(3,447)	(10)%
Gross profit	28,840	35,617	(6,777)	(19)%
Operating expenses:
Product development and engineering	15,406	15,336	70	—%
Selling, general and administrative	21,955	22,396	(441)	(2)%
Total operating expenses	37,361	37,732	(371)	(1)%
Operating loss	(8,521)	(2,115)	(6,406)	303%
Interest expense	(35)	(48)	13	(27)%
Other expense, net	(348)	(26)	(322)	1,238%
Loss from continuing operations before provision for income taxes	(8,904)	(2,189)	(6,715)	307%
Provision for income taxes	128	88	40	45%
Loss from continuing operations	(9,032)	(2,277)	(6,755)	297%
Income from discontinued operations, net of income taxes of $1,303 in 2015	—	1,814	(1,814)	(100)%
Net loss	$(9,032)	$(463)	$(8,569)	1,851%

Revenue

Revenue decreased $10.2 million, or 15%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily driven by the $11.1 million, or 18%, decrease in product revenue, offset by the $0.9 million, or 11% increase in service revenue. The decrease in revenue in all geographic regions was driven by reduced sales of legacy infrastructure management products and fewer network expansion projects experienced particularly in the United States. The $4.1 million decrease in revenues generated in the United States was mainly attributable to decreased order volume over the same period in the prior year from regional service providers for project related expansions. The $4.2 million decrease in revenues generated in Europe was a result of a decrease in channel partner order volume. The $1.9 million and $0.1 million decline in revenues generated in the Asia Pacific region and Americas (excluding the U.S), respectively, were primarily the result of decreased shippable order volume from some of our larger Australian and South American customers. Furthermore, revenue for the nine months ended September 30, 2016, was also negatively impacted in the amount of $1.0 million due to delayed shipments resulting from the recent consolidation of contract manufacturing and logistics relationships. These delays are not expected to continue in the future.

The following table summarizes revenue by geographic region (dollars in thousands):

Nine months ended September 30:	2016	2015	$ Change	% Change
Revenue:
United States	$30,164	$34,233	$(4,069)	(12)%
Americas (excluding the U.S.)	5,833	5,917	(84)	(1)
Europe	10,573	14,731	(4,158)	(28)
Asia Pacific	12,843	14,756	(1,913)	(13)
Total revenue	$59,413	$69,637	$(10,224)	(15)%

Gross Profit

Gross profit decreased $6.8 million, or 19%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, principally due to a $11.1 million, or 18%, decrease in product revenue. The combined gross profit margin percentage for product and service revenues decreased 2.6 percentage points to 48.5% for the nine months ended September 30, 2016, compared to 51.1% for the nine months ended September 30, 2015. The gross profit margin percentage for product revenues decreased marginally at 2.5 percentage points to 47.3% for the nine months ended September 30, 2016, compared to 49.8% for the nine months ended September 30, 2015, while the gross profit margin percentage for service revenues decreased 5.5% percentage points to 56.0% for the nine months ended September 30, 2016, compared to 61.5% for the nine months ended September 30, 2015. The marginal decrease in product gross profit margin was primarily a result of the mix of products sold and the geographic region sold into. The reduction in service revenue gross profit margin was primarily attributable to a $0.4 million increase in labor expense that was directly related to improvement efforts related to customer support and maintenance to enhance our customer experience, a charge of approximately $0.3 million for potentially excess and obsolete inventory, and a $0.2 million increase in material costs.

Operating Expenses

Operating expenses were $37.4 million, or 62.9% of revenue, for the nine months ended September 30, 2016, compared to $37.7 million, or 54.2% of revenue, for the nine months ended September 30, 2015. Operating expenses remained relatively consistent when compared to the prior year period. Product development and engineering expenses increased approximately $0.1 million primarily due to increased headcount offset by the $0.4 million decrease in selling, general and administrative labor expenses mainly due to decreased headcount and decreased sales commission expenses due primarily to lower product revenues. Operating expenses also improved due to lower accounting and legal fees.

Operating Loss

The Company reported an operating loss of $8.5 million for the nine months ended September 30, 2016, compared to an operating loss of $2.1 million for nine months ended September 30, 2015. The $6.4 million decline in operating results was primarily the result of $10.2 million, or 15%, decrease in revenues. Our operating margin declined to (14.3)% for the nine months ended September 30, 2016 compared to (3.0)% operating margin for the nine months ended September 30, 2015. The operating loss included share-based compensation expense of $1.1 million and $0.8 million for the nine months ended September 30, 2016 and 2015, respectively.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2016 and 2015 was approximately $128,000 and $88,000, respectively and was computed based on an estimated annual effective tax rate for the Company in each of the various tax jurisdictions we operate. Our income tax provision fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax.

Discontinued Operations
Prior to its disposition, Tecnonet was the last remaining business unit in our Network Integration segment. The historical financial results of Tecnonet, prior to its sale have been reclassified as discontinued operations for all periods presented. The Company reported net income of $1.8 million from discontinued operations, net of income tax expense for the nine months ended September 30, 2015, related to Tecnonet.

Liquidity and Capital Resources

During the nine months ended September 30, 2016, the Company's cash decreased approximately $5.2 million to $20.9 million from $26.2 million. There were net cash outflows from working capital of approximately $0.5 million, including $1.1 million in other assets as a result of increased value added tax receivables, $1.2 million in deferred revenue due to timing of shipments, $0.5 million in accounts receivable primarily due to timing of cash receipts, offset by cash inflows of $2.3 million, including $2.1 million in accounts payable and accrued liabilities as a result of timing of cash disbursements and a $0.2 million decrease in inventory due to timing of shipments. Net cash provided by investing activities included $4.8 million in proceeds from the sale of the Tecnonet, offset by $0.7 million in purchases of property, plant and equipment. Net cash used in financing activities included $2.4 million in purchase of treasury shares.

We periodically review our capital position and consider returning capital to stockholders through special dividends or share repurchases when cash on hand exceeds our foreseeable cash needs. We also periodically review the capital needs of our business units. We plan to invest approximately $2.0 million over the next 12 months to upgrade our infrastructure and equipment needed to support the Company's growth objectives in the Carrier Ethernet and optical transport markets among others. We believe that cash on hand will be sufficient to satisfy current operating needs, capital expenditures and product development and engineering requirements for at least the next 12 months. We may seek to obtain debt financing if we believe it appropriate. We may limit our ability to use available NOLs and capital loss carryforwards if we seek financing through issuance of additional equity securities.

Working Capital

The following table summarizes our working capital position (in thousands):

	September 30, 2016	December 31, 2015
Current assets	$55,218	$63,273
Current liabilities	24,876	23,792
Working capital	$30,342	$39,481
Current ratio (1)	2.2	2.7

(1)	Determined by dividing total current assets by total current liabilities.

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

Contractual Obligations

During the nine months ended September 30, 2016, there were no material changes in our contractual obligations.

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

Market risk represents the risk of loss that may impact our Condensed Consolidated Financial Statements through adverse changes in financial market prices and rates and inflation. Our market risk exposure results primarily from fluctuations in foreign exchange and interest rates. We manage our exposure to these market risks through our regular operating and financing activities, and in certain instances, through the use of derivative financial instruments. These derivative instruments are used to manage risks of volatility in interest and foreign exchange rate movements on certain assets, liabilities or anticipated transactions and create a relationship in which gains or losses on derivative instruments are expected to counter-balance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. As of September 30, 2016, we did not have any such derivative financial instruments outstanding.

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

When we translate the financial position or results of operations of subsidiaries with functional currencies other than the U.S. dollar, we recognize a foreign currency translation gain or loss as a component of other comprehensive income (loss). Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, the Israeli new shekel and the Taiwan dollar. For the nine months ended September 30, 2016 and 2015, 21% and 23% of external revenue, respectively, and 36% and 35%, respectively, of operating expenses were generated and incurred at foreign subsidiaries. For the nine months ended September 30, 2016, the exchange rates for the Taiwan dollar weakened 3% against the U.S. dollar compared to the nine months ended September 30, 2015, so revenue and expenses in these currencies translated into slightly fewer dollars than they would have in the prior period. For the nine months ended September 30, 2016, the exchange rates for the Israeli new shekel strengthened 1% against the U.S. dollar compared to the six months ended September 30, 2015, so revenue and expenses in these currencies translated into slightly higher dollars than they would have in the prior period.

Fluctuations in currency exchange rates of foreign currencies have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements.

The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands):

	September 30, 2016	December 31, 2015
U.S. dollars	$18,740	$23,461
Euros	167	171
Taiwan dollars	31	141
Israeli new shekels	623	1,723
Other	1,361	673
Total cash and cash equivalents	$20,922	$26,169

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

Based upon that evaluation the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

There was no change in our internal control over financial reporting during the three and nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On March 15, 2016, the Company's Board of Directors approved a repurchase of shares of the Company's common stock in an amount up to $10.0 million under a stock repurchase program that expires on March 10, 2017. Through September 30, 2016, the Company repurchased 232,284 shares at a total cost of approximately $2.4 million, excluding commission, under this stock repurchase program. As of September 30, 2016, the Company had remaining authority to repurchase shares up to an additional $7.6 million, excluding commission, under this stock repurchase program prior to its expiration. On November 2, 2016, the Company's Board of Directors approved the termination of the Company's stock repurchase program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum amount remaining for purchase under the repurchase plan
July 1, 2016 to July 31, 2016	9,917	$11.53	9,917	$8,016,588
August 1, 2016 to August 31, 2016	7,842	$11.57	7,842	$7,925,892
September 1, 2016 to September 30, 2016	25,620	$11.64	25,620	$7,627,789
Total	43,379	$11.60	43,379

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On March 15, 2016, the Company's Board of Directors approved a repurchase of shares of the Company's common stock in an amount up to $10.0 million under a stock repurchase program that expires on March 10, 2017. Through November 2, 2016, the Company repurchased a total of 264,058 shares at a total cost of approximately $2.7 million, excluding commissions, leaving remaining authority to repurchase shares up to an additional $7.3 million, excluding commissions, under this stock repurchase program. On November 2, 2016, the Company's Board of Directors approved the termination of the Company's stock repurchase program. In reaching its decision, management and the Board of directors considered the importance of continuing investments in key product development programs while reducing cash outflows for non-essential expenses and the stock repurchase program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized on November 3, 2016.

MRV COMMUNICATIONS, INC.

By: /s/ Mark J. Bonney
Mark J. Bonney
Chief Executive Officer
Principal Executive Officer

By: /s/ Stephen G. Krulik
Stephen G. Krulik
Chief Financial Officer
Principal Financial and Accounting Officer