Form 10-K
period 2016-12-31
MRV COMMUNICATIONS INC
filed 2017-03-09
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
_______________________

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the Registrant's Common Stock held by non-affiliates based upon the closing price of a share of the Registrant's Common Stock on June 30, 2016 (based upon the closing sale price of such shares on the NASDAQ on June 30, 2016) was $50,622,475. The number of shares of Common Stock, $0.0017 par value, outstanding as of March 8, 2017 — 6,801,961.

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

MRV Communications, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2016

PART I
Item 1.    Business.
Company Background
At MRV Communications, Inc. and subsidiaries ("MRV" or the "Company"), we design, develop and sell products and services that enable our customers to build reliable, scalable and cost effective networks.
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
Our remaining reporting segment, Network Equipment includes two business units: Optical Communications Systems division ("OCS") and Appointech, Inc. ("Appointech"), a Taiwan based business that provides design and manufacturing of fiber optic modules for the fiber-optic communications industry. As of December 31, 2016, OCS had 222 employees and Appointech had 13 employees.
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

Credibility as a Leading Global Supplier of Network Equipment
Our customers will generally make a long-term commitment to a select few network equipment vendors; they need to be assured that their chosen vendors are credible and reliable. For almost three decades, the most demanding service providers, Fortune 1000 companies and governments worldwide have trusted MRV to provide best-in-class solutions for their mission-critical network operations. With an installed base of equipment valued at an original purchase cost exceeding $2 billion, MRV solutions are field-proven.
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
Building on Technology Leadership
As a pioneer and technological leader for almost three decades, we have established a reputation for high quality and innovation across a broad array of product and service offerings, including integrated packet and optical equipment and services connecting communication networks that transport digital data, voice and video across metropolitan and regional networks. Our comprehensive product portfolio for metro networks enable the delivery of next generation high-capacity services over any fiber infrastructure, facilitating network transformation and increasing efficiency, while reducing complexity and costs. We maintain three development centers covering packet, optical and software technologies and continue to invest in innovation across each of our platforms.

As an example of our commitment to innovation, we introduced industry first 100G NID, OptiPacket® ("OP-X1"), which leverages the field-proven technology and expertise of MRV’s existing solutions into an all-in-one, highly flexible, intelligent Carrier Ethernet 2.0 100G demarcation. This purpose-built product has received several awards for being one of the first 100G carrier Ethernet Access Devices in the market. The OP-X1 platform addresses the growing need for higher bandwidth, driven by the increased and ongoing adoption of cloud services. Its innovative hardware and software architectures future-proof the solution in anticipation of customers’ evolution to next generation networks. For the optical transport solutions, we expanded the spectrum of our 100G products as part of OptiDriver, our flagship optical product line that scored multiple accolades and industry recognition. This product line, designed from the ground up to reduce capital and operational expenses, and engineered to support the latest advances in optical technologies, to enable high-growth cloud connectivity with the industry’s leading 10Gbps, 100Gbps and future upgradeable 200Gbps densities.

Our vision is to help our customers simplify and converge their networks, enabling them to seamlessly deliver multi-layer services over the same metro service edge. This, along with the solution’s industry-leading bandwidth capacity, port density, and power efficiency, makes it easier to manage unpredictable bandwidth demand and creates a strong foundation for Software-Defined Networking (SDN), Network Function Virtualization (NFV), and consequently enable highly beneficial metro network transformation. In 2016, we invested 26% of revenue in product development and engineering.

Partnership with our Customers

We work very closely with our customers to develop products and services to meet their specific and evolving requirements. In some cases, our own employees work and operate within our customers’ premises, which provides us with a deep appreciation for our customers’ requirements and challenges. The insights that we gain from our intimate customer partnerships informs our product roadmap and ensures that our development efforts are focused on solving real customer issues.

Sale of Tecnonet and Positioning MRV as a “Pure Play”
On August 10, 2015, we announced that we entered into a shares purchase agreement (the "Purchase Agreement”) with Maticmind S.p.A., (the “Purchaser”), a company incorporated under the laws of Italy, for the sale of all of the shares of our wholly-owned subsidiary Tecnonet. We believe that the sale of Tecnonet enables us to focus our attention on growing our core network equipment business and will enhance the clarity and visibility of the MRV brand in the marketplace.
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
At the discretion of our Board of Directors, we may use a portion of our existing balances of cash and cash equivalents to provide liquidity to our shareholders through one or more special dividends or the repurchase of additional shares of our common stock ("Common Stock"), make investments in other businesses and pursue other strategic opportunities or a combination thereof.
The historical financial results of Tecnonet prior to the date of sale are reclassified as discontinued operations for all periods presented. Cash flows from discontinued operations are presented separately from the cash flows from continuing operations in the accompanying Consolidated Statements of Cash Flows. (See Note 3, Discontinued Operations)
Focused Sales and Marketing Strategy
While we serve a broad range of customers including large global service providers, small regional carriers, enterprises, educational institutions and governments, our strategy is to focus our sales and marketing efforts on servicing existing customers across our wide base while also focusing on developing new opportunities with smaller regional Service Providers as well as Data Center Operators, Network Equipment Manufacturers, Government Entities, Enterprises and other entities for data center interconnect applications. We believe that recent consolidation among network equipment vendors has created an opportunity for MRV to grow its business among relatively under-served customers in its target market segments.
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
Data Center Operators
Our customers include leading data center operators. This market segment includes co-location companies, Internet exchange centers, web service companies, cloud and content providers, and large enterprises. These customers are witnessing an increasing demand for flexible bandwidth between sites. Driven by the growing use of streaming video services (enterprise demand for cloud services as well as the virtualization of data center operations) data center operators are faced with the challenge of quickly connecting large campuses with very high bandwidth across metro and regional distances. The data center market is an important growth area also for traditional service providers and for enterprises that continue to transition toward cloud services. Cloud services represent an important offering for service providers, enabling them to retain customers while also representing a source of revenue in a growing market segment.

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

Major Customers

Revenue from one customer accounted for 17%, 19% and 11% of our consolidated revenue for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, amounts due from this customer accounted for 11% and 15% of our consolidated gross accounts receivables, respectively. Revenue from another customer accounted for 12% of our consolidated revenue for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, amounts due from this customer accounted for 11% and 5% of our consolidated gross accounts receivables, respectively.

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

OptiDriver® is the most recent addition to MRV’s comprehensive family of advanced optical transport network elements. Designed to offer the industry’s highest density 10Gbps and 100Gbps transport, with more than 80 wavelengths in only 10RU, OptiDriver is engineered to support the latest advances in optical technologies, including intelligent optical automated ROADM networks and 100Gbps transport. OptiDriver is designed from the ground up to reduce the capital costs and operational expenses of our customers. A flexible shelf and component architecture dramatically lowers initial and ongoing hardware costs, simplifies operations, and minimizes power and space requirements. Multifunction hardware allows a minimum number of components to serve the maximum variety of applications, including Ethernet, OTN, TDM, Fibre Channel, ESCON/FICON, Infiniband, and others. Built-in testing and rapid turn up features lower operational and costs of installation and significantly decrease time to revenue. Additionally, the ‘pay as grow’ approach of our modular Optical Transport solution set is well suited to the requirements of Carrier Neutral Providers ("CNPs") to modulate their capital expenditures while building out for 100G, 200G and beyond. OptiDriver is fully integrated into MRV’s advanced Pro-Vision® service provisioning and management software, which operates seamlessly in a mixed network of MRV’s Optical and Carrier Ethernet systems.

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

The OptiSwitch® Carrier Ethernet service demarcation and first-mile aggregation series delivers best-of-breed capabilities that enable carriers and service providers to deliver assured SLA services that create new revenue streams with an attractive return on investment for our customers. Major Tier-1 service providers have deployed OptiSwitch in their networks and will benefit from the new standardized Carrier Ethernet 2.0 features, including multi class of service, interconnect and manageability. These features are critical for enabling high-revenue services like LTE 4G mobile backhaul, business Ethernet services and cloud access services. An integral part of the OptiSwitch CE 2.0 solution is MRV's Pro-Vision®, an industry recognized and award-wining Service Provisioning and Management software, that enables carriers to simplify Ethernet service delivery, accelerate time-to-market for new applications and provides centralized service visibility, intelligence along with substantial OPEX reductions. The latest addition, the OS-V Series, a next generation portfolio of modular and compact 1RU 10GbE CPEs, is a new enhancement to the award-winning OptiSwitch® product line. The OS-V devices expand MRV’s successful and field-proven OptiSwitch 900 family, extending the benefits and offerings of MRV’s certified Layer 2 MEF CE 2.0 access solutions.

Metro networks continue to expand and require more intelligent high-density aggregation with a focus on 10G and 100G packet switched services. OptiPacket® metro aggregation product line opens new market segments in Metro Service Edge that enables a broader solution to our customers' needs while providing more strategic value with end-to-end solutions for smaller service providers and carriers. OptiPacket upgrades our solution from the metro access market to the metro service edge market. Our strategy is to combine a broader metro solution that extends from OptiSwitch in the access domain to OptiPacket in the metro service aggregation domain to OptiDriver in the optical transport domain, all manageable and operable with our Pro-Vision® service delivery software. The OptiPacket series is a carrier-class, high capacity provider edge aggregator with a packet-optical roadmap positioned for multi-layer service convergence, intelligence, and high capacity aggregation needed for next-gen Metro networks. OptiPacket® (OP-X models) combines the field-proven technology and expertise of MRV’s optical and packet product families into an all-in-one, highly flexible, intelligent architecture. Our vision is to help service providers simplify and converge their networks. By optimizing the platform for new dynamic services and integration with our optical products, MRV is enabling service providers to seamlessly deliver multi-layer services over the same metro service edge. This, along with the solution’s industry-leading bandwidth capacity, port density, and power efficiency makes it easier for service providers to manage unpredictable bandwidth demand and create a strong foundation for Software-Defined Networking (SDN), Network Function Virtualization (NFV), and consequently enable highly beneficial metro network transformation.

The flexibility of the OptiPacket® platform is fully maximized when used as a converged packet-optical solution with MRV's optical transport products and combined under the same management and provisioning software, Pro-Vision® according to a service provider’s network demands.

Network Management

Pro-Vision® is designed to improve operational efficiency by unifying the management of packet switching and optical transport equipment. Pro-Vision is the orchestration software overlay that enables convergence of the packet and optical layers into a robust network capable of efficiently supporting new and existing services. Pro-Vision® is MRV's service orchestration platform that gives service providers the automated tools to design, provision, manage, diagnose, visualize and optimize both packet and optical access networks. It seamlessly automates the provisioning, orchestration and management of thousands of network elements and millions of services. Pro-Vision's packet and optical tools bring a new level of service control to networks and provide a suite of applications for automated service provisioning, assurance, monitoring, reporting, inventory and maintenance. It is a centralized carrier-class, web based platform that uses intuitive GUI based displays and offers powerful methods to reduce operational expense and paves the way for the software defined network of the future. Pro-Vision® creates an ecosystem that enables the transformation of service providers’ networks into dynamic, intelligent, highly flexible, orchestrated and virtualized networks for enriched service offerings and rapid service roll out.

Infrastructure Management Products

MRV's physical layer switches are scalable, OSI layer 1 switches that allows users to connect any port to any other port within the system using a non-blocking matrix. The Media Cross Connect (MCC) is an optical/electrical/optical (OEO) switch used for data rates and media up to 10Gbps. Deploying the MCC in a lab environment allows test commitments to be met without compromising quality or responsiveness, or increasing capital or operational expenses.

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
Worldwide Sales and Marketing
As of December 31, 2016, our worldwide sales and marketing organization consisted of 58 employees, including sales representatives, pre- and post- sales technical support, product line management, technical marketing, marketing communications and management. We have field sales personnel in more than 10 countries involved in the sales and distribution of our products, as well as providing pre- and post- sales technical support to end users of our products. We sell and service our products both directly and through channel partners including distributors, value-added resellers and system integrators.

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
Backlog
Our product backlog as of December 31, 2016 was approximately $7.2 million, an increase of 43% year over year. Our product backlog at December 31, 2015 was approximately $5.1 million. The product backlog includes orders confirmed for products planned to be shipped within 90 days to customers with approved credit status. Subscription-based sales arrangements are not included in product backlog. Our cycle time between order and shipment is generally short and customers occasionally change delivery schedules. Additionally, orders can be canceled without significant penalties. As a result of these factors, we do not believe that our product backlog, as of any particular date, is necessarily indicative of actual product revenue for any future period.
Competition
The communications equipment industry is intensely competitive. We compete directly with a number of established and emerging networking companies.
Our direct competitors in networking products, switches, routers and media converters generally include: Adtran, ADVA Optical Networking, BATM Advanced Communications, Ciena Corporation, Cisco Systems, Inc., Coriant, ECI Telecom Ltd., Ekinops, Ericsson, Fujitsu Limited, Huawei Technologies Ltd., Infinera Corporation, Juniper Networks, Nokia Siemens Networks BV, and RAD Data Communications, Ltd.

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
Product Development and Engineering
We believe that in order to maintain our technological competitiveness and to serve our customers better, we must continually enhance our existing products and continue to develop new products. Accordingly, we focus a significant amount of resources on product development and engineering. Product development and engineering expenses were $20.5 million, $20.4 million, and $20.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Manufacturing
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

Intellectual Property
To date, we have relied principally on a combination of patents, copyrights and trade secrets to protect proprietary technology. We have 11 U.S. patents which expire through 2034. In addition, we have one U.S. patent application pending. Our products rely principally on a combination of industry standard technology, our trade secrets, and software copyrights. Generally, we enter into confidentiality agreements with our employees and key suppliers and otherwise seek to limit access to and distribution of the source code to our software and other proprietary information. These steps may not be adequate to prevent misappropriation of our technologies, or a third party may independently develop technologies similar or superior to any that we possess.
Employees
As of December 31, 2016, MRV employed 235 employees. Of these employees, 93 were in product development and engineering, 48 were in manufacturing, and 94 were in sales, marketing and general administration. Of these employees, 119 work in locations outside the United States.
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
We did not achieve profitability on a consolidated basis for the years ended December 31, 2016, 2015 and 2014, and may not achieve profitability in the future.
We did not achieve profitability for the years ended December 31, 2016, 2015 and 2014 on a consolidated basis, and we expect to continue to incur significant product development, sales and marketing and general and administrative expenses, and costs related to improving efficiency in the near term. As a result, we will need to continue our efforts to contain expense levels and increase revenue levels in an effort to achieve profitability in the future. We may not be successful in our efforts to contain expense levels and increase revenue levels, and we may not attain profitability on a sustained basis or at all.

Our operating results may be adversely impacted by worldwide economic and political uncertainties and specific conditions in the markets we address, including the cyclical nature of and volatility in the network equipment industry.

We are a global business with a significant presence in Europe which is experiencing difficult economic conditions. Such conditions are characterized by decreases in product demand, excess customer inventories, and accelerated price erosion, and may be interspersed with, or followed by, significant and temporary increased demand in products. Further, these markets are cyclical and subject to rapid change and evolving industry standards. These factors could cause substantial fluctuations in our revenue, gross margins and results of operations, and may cause difficulty in predicting demand and short-term production needs. In addition, during downturns some competitors become more aggressive in their pricing practices, which, if we follow their actions, could adversely impact our product gross margins. Any downturns in the network equipment markets may be severe and prolonged or intermittent, and any failure to fully recover from downturns of these industries or the markets in which we operate could seriously impact our revenue and harm our business, financial condition and results of operations. The network equipment industries also periodically experience increased demand and production capacity constraints, which may affect our ability to ship products in a timely manner and may cause delivery penalties. Accordingly, our operating results may vary significantly as a result of the general conditions in the network equipment industries, which could cause large fluctuations in our stock price.

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

Revenue from two customers accounted for 29%, 31% and 23% of our consolidated revenues for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, amounts due from these customers accounted for 22% and 20% of our consolidated gross accounts receivables, respectively. While our financial performance benefited from substantial sales to these customers, because of the magnitude of sales to these customers, our results would suffer if we were to lose their business. Additionally, if those customers, or other significant customers, made substantial reductions in order volume or stopped paying their invoices when due, our results of operations would suffer unless we were able to replace the orders or collect on the payments due. Both customers are major telecom companies, one operating in Australia and one in Canada.

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

We are making investments in engineering and product and software development. These investments will negatively affect our short-term operating results, and may achieve delayed, or lower than expected, benefits which could harm our long-term operating results.
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

During the years ended December 31, 2016 and 2015, product development and engineering expenses accounted for 26% and 23% of revenue, respectively. Introduction of new products and product enhancements will require that we effectively transfer production processes from development to manufacturing and coordinate our efforts with those of our manufacturers and suppliers to achieve volume production rapidly. If we fail to transfer production processes effectively, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

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

External revenues from foreign subsidiaries accounted for 22%, 24% and 26% of revenue for the years ended December 31, 2016, 2015, and 2014, respectively.

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

As of December 31, 2016 MRV had net operating losses ("NOLs") of $183.3 million, $112.0 million and $100.8 million, for federal, state and foreign income tax purposes, respectively. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carry-forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in equity ownership over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry-forwards existing at that time could be limited. As of December 31, 2016, the US federal and state NOLs had a full valuation allowance.

Our business and future operating results may be adversely affected by events outside of our control.

We use our facilities in California, Massachusetts and Israel for major product design and development and customer support, and we manufacture products through third-party manufacturers in Israel, Taiwan and Canada. The risk of earthquakes in Southern California is significant because of the proximity of these facilities to major earthquake fault lines. In January 1994, major earthquakes near Chatsworth, California affected our facilities. While our facility did not suffer material damage and our business was not materially disrupted by this earthquake, the occurrence of an earthquake or other natural disaster could result in the disruption of our business. Cyber-attacks, or severe weather conditions and other natural phenomena (such as earthquakes, fire and floods, terrorist attacks, wars, etc.) could result in an unplanned event that could be significant in scale and could negatively impact the Company's operations, and transportation of products, which could have a negative impact on the Company's manufacturing ability, which could harm our operations and financial results.

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

In addition, we could face significant costs and liabilities in connection with legislation which enables customers to return a product at the end of its useful life and charges us with financial and other responsibility for environmentally safe collection, recycling, treatment and disposal. We also face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of our products, and disclosure related to the origin of certain raw materials used in our products. This includes the restrictions on lead and certain other substances in electronics that apply to specified electronics products put on the market in the European Union and China. Many of our customers have adopted this approach and have required our full compliance. Even though we have devoted a significant amount of resources and effort planning and executing our compliance program and believe that we are in compliance with such legislation, it is possible that some of our products might be incompatible with such regulations. In such event, we could experience loss of revenue, damaged reputation, diversion of resources, monetary penalties and legal action. Other environmental regulations may require us to re-engineer our products to utilize components that are more environmentally compatible. Such re-engineering and component substitution may result in additional costs to us. Although we currently do not anticipate any material adverse effects based on the nature of our operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on us.

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

We rely on a combination of trade secret laws and restrictions on disclosure and patents, copyrights and trademarks to protect our intellectual property rights. We cannot be sure that our pending patent and trademark applications will be approved, that any patents or trademarks that may be issued will protect our intellectual property or that third parties will not challenge any issued patents. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Specifically there is a risk of poor enforcement of intellectual property rights in China, where the validity, enforceability and scope of protection of intellectual property is uncertain and still evolving. Policing unauthorized use of proprietary technology is difficult and expensive. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable competitors, especially in China, to benefit from our technologies without paying us any royalties. Enforcing our intellectual property rights or resolving intellectual property disputes may involve litigation. Litigation of this sort, regardless of outcome, could be expensive and time consuming, and adverse determinations in any of this kind of litigation could seriously harm our business.

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

In the ordinary course of our business, we maintain sensitive data on our servers, data centers and the cloud-based solutions on which customers, suppliers, and business partners' data are stored, including our intellectual property and proprietary or confidential business information relating to our business. The secure maintenance of this information is critical to our business and reputation. We believe that companies in the technology industry have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. Notwithstanding our implementation of network security measures, our network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. In some cases, it is difficult to anticipate or immediately detect such incidents and the damage caused thereby. These data breaches and any unauthorized access or disclosure of our information, could compromise our intellectual property and expose sensitive business information. Cyber-attacks could also cause us to incur significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense, or cause significant harm to our reputation.

We are involved in other lawsuits and legal proceedings, which, if determined against us, could require us to pay substantial damages, fines and/or penalties.

We are involved in various lawsuits, disputes and claims arising in the ordinary course of business. These suits or actions may raise complex factual and legal issues and are subject to uncertainties. Actions filed against us could include product liability, commercial, intellectual property, customer, employment, indemnification claims for past divestitures and securities related claims, including class action lawsuits. Plaintiffs (or defendants who counterclaim) may seek unspecified damages or injunctive relief, or both. Although we carry product liability and other insurance, and believe such coverage is adequate based on the historical rate and nature of customer product quality claims or complaints, we cannot provide assurance that this insurance would adequately cover our costs arising from any significant defects in our products. Adverse results to any lawsuits, disputes or claims may harm our business and have material adverse effects on our results of operations, liquidity or financial position, any or all of which could adversely affect our stock price.

Failure to achieve and maintain internal controls in accordance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

We have examined and evaluated our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and identified no material weaknesses. We cannot assure you that we will not discover material weaknesses in the future. If we fail to maintain the internal controls we implemented, or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, or as our business changes, we may fail to meet our annual or periodic reporting obligations and there may be material misstatements in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors may lose further confidence in our reported financial information, there could be investigations or sanctions by regulatory authorities or litigation and there could be a material adverse effect on our stock price.

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

We are authorized to issue up to 1,000,000 shares of Preferred Stock. This Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. No preferred stock is currently outstanding. The issuance of any preferred stock could materially adversely affect the rights of the holders of our Common Stock, and therefore reduce the value of our Common Stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management. We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit us from engaging in a business combination with an interested stockholder (generally an entity that, together with its affiliates, owns or within the last three-year period has owned 15% or more of our Common Stock) for a period of three years after the date of the transaction in which the person became an interested stockholder unless the business combination is approved in the manner prescribed under Section 203. These provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us, which may cause the market price of our Common Stock to decline.

Our largest stockholder may be able to exert significant influence over key corporate actions requiring a stockholder vote.
At March 8, 2017, the Company’s largest stockholder, Raging Capital, beneficially owned approximately 31% of the Company’s outstanding Common Stock and had two representatives - Kenneth H. Traub and Brian J. Bellinger - on the Board of Directors. Raging Capital's significant ownership of the Company and its representation on the Board of Directors may allow Raging Capital to exert significant influence over corporate actions requiring stockholder approval, including the following actions:

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
We do not currently intend to pay dividends on our Common Stock, and, consequently, stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our Common Stock.
We have not declared or paid cash dividends on our Common Stock since 2012, and do not currently intend to do so for the foreseeable future. We currently intend to retain all available funds and future earnings, if any, for use in the operation of our business. Therefore, investors are not likely to receive any dividends on their Common Stock for the foreseeable future, and the success of an investment in shares of our Common Stock will depend upon any future appreciation in its value. There is no guarantee that shares of our Common Stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares. Any future determination to declare dividends will be made at the discretion of the board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Because this Form 10-K contains forward-looking statements, it may not prove to be accurate.

This Form 10-K and other Company releases and filings with the SEC may contain forward-looking statements. Words such as "will likely result," "are expected to," " is anticipated," "appear," "believe," "could," "estimate," "expect," "intend," "may," "should," "outlook," "plan," "project," "contemplate," "target," "foresee," "goal," "likely," "will," and "would" or variations of such words and similar expressions, are intended to identify such forward-looking statements which are not statements of historical facts. These forward-looking statements are not guarantees of future performance nor guarantees that the events anticipated will occur or expected conditions will remain the same or improve. These statements involve certain risks, uncertainties and assumptions, the likelihood of which are difficult to assess and may not occur, including risks that each of its business units may not make the expected progress in its respective market, or that management's long-term strategy may not achieve the expected results. Therefore, actual outcomes, performance and results may differ from what is expressed or forecast in such forward-looking statements, and such differences may vary materially from current expectations. We do not undertake to update any forward-looking statements or risk factors to reflect future events or circumstances.

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
Our properties consist of leased facilities for product development, sales, support, and administrative operations. Our largest offices are located in Chatsworth, California (Los Angeles area) and Chelmsford, Massachusetts (Boston Area) in the United States and in Yokneam, Israel (Haifa area). We believe that our existing properties are in good condition and suitable for the conduct of our business. Should the need arise; we believe that suitable replacement and additional space will be available in the future on commercially reasonable terms subject to force majeure conditions. For additional information regarding obligations under operating leases, see Note 9 to the consolidated financial statements located in Item 8 of this Form 10-K.

Item 3.    Legal Proceedings.
We are subject to legal claims and litigation in the ordinary course of business, including but not limited to product liability, employment and intellectual property claims. The outcome of any such matters is currently not determinable. In addition, we were party to the litigation set forth below.
Nhan T. Vo, individually and on behalf of other aggrieved employees vs. MRV Communications, Inc., Superior Court of California, County of Los Angeles. On June 27, 2013, the plaintiff in this matter filed a lawsuit against the Company alleging claims for failure to properly pay overtime or provide meal and rest breaks to its non-exempt employees in California, among other things. The complaint seeks an unspecified amount of damages and penalties under provisions of the Labor Code, including the Labor Code Private Attorneys General Act. The Company has filed an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. Management believes it has accrued adequate reserves for this matter and does not expect the matter to have a material adverse effect on its business or financial condition. However, depending on the actual outcome of this case, further provisions could be recorded in the future which may have a material adverse effect on the Company’s operating results.
In connection with the sale by MRV of Source Photonics, Inc. ("SPI") in October 2010, MRV agreed to indemnify the buyer against certain claims brought after the closing for prior-occurring events. The Company has received a notice from SPI, advising the Company of a tax audit for periods including tax returns filed prior to the acquisition of SPI by the buyer. Management believes that it has meritorious defenses to the extent a formal indemnification claim is asserted and has notified its insurer of the potential claim. MRV intends to vigorously contest any claim; however, no formal legal proceeding has been commenced, and MRV can provide no assurance that such claim would not have a material adverse effect on its business, operating results or financial condition.
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

PART II
Item 5.    Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
Our Common Stock is traded on the NASDAQ Capital Market under the symbol "MRVC". The high and low sales prices (by quarter) during the last two comparable twelve month periods are as follows:

	High	Low
Year Ended December 31, 2016
First quarter ending March 31	$12.99	$8.75
Second quarter ending June 30	$11.95	$8.95
Third quarter ending September 30	$13.09	$10.61
Fourth quarter ending December 31	$14.40	$7.11
Year Ended December 31, 2015
First quarter ending March 31	$11.65	$6.38
Second quarter ending June 30	$12.35	$7.25
Third quarter ending September 30	$21.50	$11.03
Fourth quarter ending December 31	$15.20	$12.01
As of March 7, 2017 the closing price of our Common Stock was $7.10 per share, and there were approximately 1,122 stockholders of record.
Dividends
The payment of dividends on the Company's Common Stock is within the discretion of the Company's Board of Directors. The Board of Directors did not declare cash dividends during the years ended December 31, 2016 and 2015. The Board of Directors regularly evaluates its capital position to consider the return of cash to stockholders. The Board of Directors does not currently have plans to begin paying a regular dividend.
Equity Compensation Plans
The table below sets forth information with respect to shares of Common Stock that may be issued under our stock option plans as of December 31, 2016.

Plan Category	Number of securities issuable upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	599,973	$12.68	531,204
Equity compensation plans not approved by security holders	—	$—	—
Total	599,973	$12.68	531,204
(1) Includes shares underlying options granted under the 2007 Omnibus Incentive Plan, as amended, (the "Omnibus Plan") and the 2015 Long Term Incentive Plan.
In May 2015, MRV's stockholders approved the 2015 Long Term Incentive Plan (LTIP) to replace MRV's outstanding equity compensation plan, the Omnibus Plan. Upon adoption of the 2015 Long Term Incentive Plan, no further shares were available for future grants of options or warrants under its predecessor plans including shares that become available as a consequence of the cancellation or forfeiture of outstanding options granted under such plans.

Performance Graph
The chart below compares the five-year cumulative total return, assuming the reinvestment of dividends, on MRV's Common Stock with that of the NASDAQ Composite Index, and the RDG SmallCap Technology Index. The graph assumes $100 was invested on December 31, 2011, in our Common Stock and the companies in each of the NASDAQ Composite Index, and the RDG SmallCap Technology Index. It should be noted that this graph represents historical stock price performance and should not be considered indicative of potential future stock price performance.

	Cumulative Total Return
	2011	2012	2013	2014	2015	2016
MRV Communications, Inc.	100.00	97.70	101.69	94.19	115.91	77.31
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
RDG SmallCap Technology	100.00	96.74	131.16	105.22	86.98	88.81

Issuer Purchases of Equity Securities

On March 15, 2016, the Company's Board of Directors approved a repurchase of shares of the Company's Common Stock in an amount up to $10.0 million under a stock repurchase program scheduled to expire on March 10, 2017. On November 2, 2016, the Company's Board of Directors approved the termination of the Company's stock repurchase program. During the year ended December 31, 2016, the Company repurchased a total of 264,058 shares at a total cost of approximately $2.7 million, excluding commissions, under this stock repurchase program, leaving remaining authority to repurchase shares up to an additional $7.3 million, excluding commissions, under this stock repurchase program prior to its termination.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum amount remaining for purchase under the repurchase plan
October 1, 2016 to October 31, 2016	31,774	$11.55	31,774	$7,260,758
November 1, 2016 to November 30, 2016	—	$—	—	$—
December 1, 2016 to December 31, 2016	—	$—	—	$—
Total	31,774	$11.55	31,774

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
On December 3, 2015, we sold all of the issued and outstanding capital stock of Tecnonet, which was the last business unit in our Network Integration segment. We have reclassified the historical financial results of Tecnonet as discontinued operations in all periods presented. The historical results do not necessarily indicate results expected for any future period. (See Note 3, Discontinued Operations)
The following selected balance sheet data as of December 31, 2016 and 2015 and selected statement of operations data for each of the three years in the period ended December 31, 2016 are derived from our audited financial statements included in Item 8 of this Annual Report on Form 10-K. The selected balance sheet data as of December 31, 2014, 2013 and 2012 and selected statement of operations data for the years ended December 31, 2013 and 2012 are derived from the selected financial data contained in Item 6 of MRV's 2014 Annual Report on Form 10-K after giving effect to the discontinued operations of Tecnonet.

	Year ended December 31,
(in thousands, except per share amounts)	2016	2015	2014	2013	2012
Statements of Operations Data:
Revenues	$80,315	$88,199	$86,538	$90,564	$79,241
Cost of sales	41,209	42,619	43,937	43,496	35,916
Gross profit	39,106	45,580	42,601	47,068	43,325
Operating expenses:
Product development and engineering	20,481	20,448	20,833	19,381	15,344
Selling, general and administrative	29,674	28,966	35,080	36,696	42,338
Total operating expenses	50,155	49,414	55,913	56,077	57,682
Operating loss	(11,049)	(3,834)	(13,312)	(9,009)	(14,357)
Interest and other income (expense), net	(266)	(103)	647	(383)	2,330
Loss from continuing operations before income taxes	(11,315)	(3,937)	(12,665)	(9,392)	(12,027)
Provision (benefit) for income taxes	322	2,871	1,873	(34)	(2,549)
Loss from continuing operations	(11,637)	(6,808)	(14,538)	(9,358)	(9,478)
Income (loss) from discontinued operations, net of tax	—	(371)	2,383	2,536	15,142
Net income (loss)	$(11,637)	$(7,179)	$(12,155)	$(6,822)	$5,664

Net income (loss) per share — basic:
From continuing operations	$(1.69)	$(0.97)	$(1.98)	$(1.25)	$(1.21)
From discontinued operations	—	(0.05)	0.32	0.34	1.94
Net income (loss) per share — basic	$(1.69)	$(1.02)	$(1.66)	$(0.91)	$0.72

Net income (loss) per share — diluted:
From continuing operations	$(1.69)	$(0.97)	$(1.98)	$(1.25)	$(1.21)
From discontinued operations	—	(0.05)	0.32	0.34	1.94
Net income (loss) per share — diluted	$(1.69)	$(1.02)	$(1.66)	$(0.91)	$0.72

Basic weighted average shares	6,886	7,019	7,344	7,484	7,813
Diluted weighted average shares	6,886	7,019	7,344	7,484	7,817

Cash dividend declared per share	$—	$—	$—	$—	$7.40

	December 31,
(in thousands)	2016	2015	2014	2013	2012
Selected Balance Sheet Data:
Cash and cash equivalents	$25,116	$26,169	$16,142	$26,028	$39,824
Working capital	27,635	39,481	47,081	58,249	69,111
Total assets	56,260	69,084	114,572	127,947	128,565
Total long-term liabilities	3,478	3,846	5,271	5,236	5,184
Additional paid-in capital	1,287,336	1,285,787	1,284,483	1,281,883	1,281,170
Accumulated deficit	(1,239,308)	(1,227,671)	(1,120,492)	(1,208,337)	(1,201,515)
Total stockholders' equity	$28,699	$41,446	$50,970	$63,790	$72,901

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

The sale of Tecnonet is reported as discontinued operations requiring retrospective restatement of prior periods to classify the results of operations for Tecnonet as discontinued operations in this Form 10-K for all periods presented. Cash flows from discontinued operations are presented separately from the cash flows from continuing operations in the accompanying Statement of Cash Flows. (See Note 3, Discontinued Operations)

Our business involves reliance on foreign-based offices. Several of our divisions, outside subcontractors and suppliers are located in foreign countries; including Argentina, Australia, Canada, Denmark, Germany, Israel, Italy, Netherlands, Philippines, Poland, Russia, Taiwan, Thailand, and the United Kingdom. For the years ended December 31, 2016, 2015 and 2014, external revenues from foreign subsidiaries accounted for 22%, 24% and 26%, respectively, of our total revenue. The majority of our foreign sales are to customers located in the European region, with remaining foreign sales primarily to customers in the Asia Pacific region.

In 2016, we experienced improvement in the Americas (excluding the U.S.) but witnessed contraction in Europe, United States and Asia Pacific geographic regions. In 2015, we experienced significant improvement in Asia Pacific and in the Americas (excluding the U.S.) but witnessed significant contraction in the United States and minor deterioration in Europe. The variations in 2016 and 2015 were not materially impacted by exchange rates fluctuations.

As of December 31, 2016, the Company had $25.1 million in cash and cash equivalents and $0.3 million in restricted time deposits.

On December 16, 2014, the Company's Board of Directors approved a repurchase of shares of the Company's Common Stock in an amount up to $8.0 million under a stock repurchase program which expired in accordance with its terms on November 13, 2015. During the year ended December 31, 2015, the Company repurchased 502,077 shares at a total cost of approximately $4.9 million, excluding commission, under this stock repurchase program.

On March 15, 2016, the Company's Board of Directors approved a repurchase of shares of the Company's Common Stock in an amount up to $10.0 million under a stock repurchase program scheduled to expire on March 10, 2017. On November 2, 2016, the Company's Board of Directors approved the termination of the Company's stock repurchase program. During the year ended December 31, 2016, the Company repurchased a total of 264,058 shares at a total cost of approximately $2.7 million, excluding commissions, under this stock repurchase program, leaving remaining authority to repurchase shares up to an additional $7.3 million, excluding commissions, under this stock repurchase program prior to its termination.

Critical Accounting Policies

Our discussion and analysis of the Company's financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes. These policies require that we make estimates in the preparation of our consolidated financial statements as of a given date. In 2016, the Company accounted for a change in estimate related to the useful lives of its service inventory resulting in a $0.2 million charge to cost of services and increasing net loss $0.2 million for the year ended December 31, 2016. The change in accounting estimate also affected the Company's basic and diluted net loss per share $0.03 for the year ended December 31, 2016.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Prior Period Reclassifications. The sale of Tecnonet is reported as discontinued operations requiring retrospective restatement of prior periods to classify the results of operations for Tecnonet as discontinued operations in this Form 10-K for all periods presented. We have also reclassified the related assets and liabilities transferred as "assets of discontinued operations" and "liabilities of discontinued operations" on the Consolidated Balance Sheet as of December 31, 2014. Cash flows from discontinued operations are presented separately from the cash flows from continuing operations in the accompanying Statement of Cash Flows. (See Note 3, Discontinued Operations)

Revenue Recognition. Our major revenue-generating products consist of switches and routers, console management, physical layer products, and fiber optic components. We recognize product revenue, net of sales discounts, returns and allowances, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered reasonably assured. Products are generally shipped "FOB shipping point," with no right of return and revenue is recognized upon shipment. If revenue is to be recognized upon delivery, such delivery date is tracked through information provided by the third party shipping company we use to deliver the product to the customer. Sales of services and system support are deferred and recognized ratably over the contract period. Sales to end customers with contingencies, such as rights of return, rotation rights and conditional acceptance provisions, are infrequent and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. For sales to distributors, we generally recognize revenue when product is sold to the distributor rather than when the product is sold by the distributor to the end user. In certain circumstances, distributors have limited rights of return such as stock rotation rights. We estimate and establish allowances for expected future product returns and credits. We record a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenue is recognized, and for future credits to be issued in relation to price protection at the time we make changes to our distributor price book. We monitor product returns and potential price adjustments on an ongoing basis and estimate future returns and credits based on historical sales returns, analysis of credit memo data, and other factors known at the time of revenue recognition.

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

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, the Israeli new shekel and to a substantially lesser extent, the Taiwan dollar and Euro. For the years ended December 31, 2016 and 2015, 22% and 24% of external revenue, respectively, and 35% and 36% of operating expenses, respectively, were incurred at foreign subsidiaries. During the year ended December 31, 2016, the Israeli new shekel strengthened 1% against the U.S. dollar, translating revenue and expense into slightly more dollars than they would have in the prior period, while the Taiwan dollar weakened 2% against the U.S. dollar, translating into slightly fewer dollars than they would have in the prior period. The Euro was relatively flat against the U.S. dollar during the year ended December 31, 2016 when compared to the prior year period. Additional discussion of foreign currency risk and other market risks is included in Part II, Item 7a “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of operations data (in thousands):

	For the Years Ended December 30,
	2016	2015	2014

Revenue:
Product revenue	$68,349	$77,553	$76,828
Service revenue	11,966	10,646	9,710
Total revenue	80,315	88,199	86,538
Cost of Revenue:
Cost of product	36,335	38,496	39,705
Cost of services	4,874	4,123	4,232
Total cost of revenue	41,209	42,619	43,937
Gross profit	39,106	45,580	42,601
Operating expenses:
Product development and engineering	20,481	20,448	20,833
Selling, general and administrative	29,674	28,966	35,080
Total operating expenses	50,155	49,414	55,913
Operating loss	(11,049)	(3,834)	(13,312)
Interest expense	—	(55)	(24)
Other income (expense), net	(266)	(48)	671
Loss from continuing operations before provision for income taxes	(11,315)	(3,937)	(12,665)
Provision for income taxes	322	2,871	1,873
Loss from continuing operations	(11,637)	(6,808)	(14,538)
Income (loss) from discontinued operations, net of income taxes of $1,311 and $2,430 in 2015 and 2014, respectively	—	(371)	2,383
Net loss	$(11,637)	$(7,179)	$(12,155)

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
The results of operations of Tecnonet for the years ended December 31, 2015 and 2014 that are reflected in consolidated statements of operations as discontinued operations consist of the following (in thousands):

Year Ended December 31:	2015	2014

Revenue:
Product revenue	$32,315	$47,649
Service revenue	30,274	37,869
Total revenue	62,589	85,518
Cost of Revenue:
Cost of product	28,472	42,883
Cost of services	24,181	29,458
Total cost of revenue	52,653	72,341
Gross profit	9,936	13,177
Selling, general and administrative (1)	6,574	7,615
Operating income	3,362	5,562
Interest expense	(124)	(305)
Cumulative translation loss recognized upon sale of Tecnonet	(2,180)	—
Other expense, net	(307)	(444)
Income from discontinued operations before income taxes	751	4,813
Provision for income taxes	1,311	2,430
(Loss) income from discontinued operations, net of tax	(560)	2,383
Gain on sale of Tecnonet, net of tax	189	—
Net income (loss) from discontinued operations, net of income taxes	$(371)	$2,383
(1) Includes Transaction costs of $0.8 million in 2015.
The assets and liabilities of Tecnonet were removed from our consolidated balance sheet as of the date of the divestiture.

Year ended December 31, 2016 Compared to the Year ended December 31, 2015

Year Ended December 31:	2016	2015	$ Change	% Change

Revenue:
Product revenue	$68,349	$77,553	$(9,204)	(12)%
Service revenue	11,966	10,646	1,320	12%
Total revenue	80,315	88,199	(7,884)	(9)%
Cost of Revenue:
Cost of product	36,335	38,496	(2,161)	(6)%
Cost of services	4,874	4,123	751	18%
Total cost of revenue	41,209	42,619	(1,410)	(3)%
Gross profit	39,106	45,580	(6,474)	(14)%
Operating expenses:
Product development and engineering	20,481	20,448	33	—%
Selling, general and administrative	29,674	28,966	708	2%
Total operating expenses	50,155	49,414	741	1%
Operating loss	(11,049)	(3,834)	(7,215)	188%
Interest expense	—	(55)	55	(100)%
Other expense, net	(266)	(48)	(218)	454%
Loss from continuing operations before provision for income taxes	(11,315)	(3,937)	(7,378)	187%
Provision for income taxes	322	2,871	(2,549)	(89)%
Loss from continuing operations	(11,637)	(6,808)	4,829	(71)%
Loss from discontinued operations, net of income taxes of $1,311	—	(371)	(371)	100%
Net loss	$(11,637)	$(7,179)	$4,458	(62)%
Revenue

Revenue decreased $7.9 million, or 9% for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily driven by a $9.2 million, or 12%, decrease in product revenue, offset by a $1.3 million, or 12%, increase in service revenue. The decrease in revenue in three out of four geographic regions was driven by reduced sales of legacy infrastructure management products and fewer network expansion projects particularly in the United States. The $3.2 million decrease in revenues generated in the United States was attributable to decreased order volume for legacy infrastructure management products and from regional service providers for project related expansions. Additionally, revenues in the United States were impacted by delays in expected timing of run rate orders at a large regional service provider. The $4.9 million decrease in revenues generated in Europe was primarily the result of a decrease in channel partner order volume resulting from decreased sales to a couple of significant Carrier Ethernet customers, a reduced number of project sales for optical transport, and some loss of passive components business to low cost competition. The $1.2 million decline in revenues generated in the Asia Pacific region was primarily the result of decreased orders from a Global Tier-1 service provider customer who adjusted its inventory levels beginning in the third quarter of fiscal 2016. The reduced demand from both the large regional service provider in the United States and our Tier-1 customer in the Asia Pacific region was short term in nature. These decreases were partially offset by the $1.4 million increase in revenues generated in the Americas (excluding the U.S.) primarily the result of increased orders from a Tier-1 customer in Canada.

The following table summarizes revenue by geographic region (in thousands):

			Favorable/(Unfavorable)
Year ended December 31:	2016	2015	$ Change	% Change
Revenue:
United States	$39,727	$42,933	$(3,206)	(7)%
Americas (Excluding the U.S.)	8,250	6,828	1,422	21%
Europe	14,531	19,463	(4,932)	(25)%
Asia Pacific	17,807	18,975	(1,168)	(6)%
Total revenue	$80,315	$88,199	$(7,884)	(9)%

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

Consolidated gross profit decreased $6.5 million, or 14%, for the year ended December 31, 2016, compared to the year ended December 31, 2015, principally due to the $7.0 million, or 18%, decrease in product revenue gross profit, offset by the $0.6 million, or 9% increase in service revenue gross profit. The combined gross profit margin for product and service revenues decreased 3.0 percentage points to 48.7% for the year ended December 31, 2016, compared to 51.7% for the year ended December 31, 2015. The gross profit margin for product revenues decreased 3.6 percentage points to 46.8% for the year ended December 31, 2016, compared to 50.4% for the year ended December 31, 2015, while the gross profit margin for service revenues decreased 2.0 percentage points to 59.3% for the year ended December 31, 2016, compared to 61.3% for the year ended December 31, 2015. The decline in product gross profit margin was primarily a result of termination benefits paid to operations employees in connection with their termination following the consolidation of all packet and optical manufacturing into a single contract manufacturer and the effect of the mix of products sold and the geographic region sold into. The decline in service revenue gross profit margin was primarily attributable to a $0.4 million increase in labor expense that was directly related to improvement efforts related to customer support and maintenance to enhance our customer experience and a charge of approximately $0.4 million for excess and obsolete inventory.

Operating Expenses

Consolidated operating expenses were $50.2 million, or 62% of revenue, for the year ended December 31, 2016, compared to $49.4 million, or 56% of revenue, for the year ended December 31, 2015.

Operating expenses increased $0.7 million, or 1% for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase was primarily comprised of a $1.7 million increase in general and administrative expenses offset by a $1.0 million decrease in sales and marketing expenses. Product development and engineering expenses were relatively flat year over year. The $1.7 million increase in general and administrative expenses included $0.6 million of one-time termination benefits attributable to a headcount reduction initiated in December 2016, $0.6 million due to increased accounting and legal fees, $0.3 million increase in share based compensation expenses and $0.2 million increase in other overhead expenses related to the facility consolidation. The fluctuations in product development and engineering were also affected by one-time termination benefits related to a reduction in force initiated in December 2016 in the amount of $0.3 million, partially offset by a $0.2 million decrease in material costs. The $1.0 million decrease in sales and marketing was primarily driven due to lower salaries and wages in the amount of $1.3 million due to decreased headcount, partially offset by one-time termination benefits related due to a reduction in force initiated in December 2016 in the amount of $0.6 million, and a $0.3 million decrease in sales commission expenses due primarily to lower product revenue.

Operating Loss

The Company reported an operating loss of $11.0 million for the year ended December 31, 2016, compared to an operating loss of $3.8 million for the year ended December 31, 2015. The $7.2 million decline in operating results was primarily the result of $7.9 million, or 9%, decrease in revenues in addition to the $0.7 million, or 1% increase in operating expenses. Our operating margin declined to (14)% for the year ended December 31, 2016, compared to

(4)% operating margin for the year ended December 31, 2015. The operating loss included share-based compensation expense of $1.5 million and $1.1 million for the year ended December 31, 2016 and 2015, respectively.

Provision for Income Taxes

The tax provision for the year ended December 31, 2016 was $0.3 million compared to $2.9 million for the year ended December 31, 2015. The decrease in income tax expense in 2016 is primarily attributable to an increase in pre-tax loss in 2016 when compared to 2015. Additionally, the 2015 year was burdened by an increase in the valuation allowance of $2.6 million related to our foreign subsidiaries. Our income tax provision fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax.

Tax Loss Carryforwards

As of December 31, 2016, MRV had federal, state, and foreign net operating loss ("NOL") carryforwards available of $183.3 million, $112.0 million and $100.8 million, respectively. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carry-forwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carry-forwards existing at that time could be limited. As of December 31, 2016, the federal, state and foreign NOLs had a full valuation allowance.

On January 26, 2016, the Company's Board of Directors approved the adoption of a "Rights Plan" in an effort to protect the Company from potential adverse consequences arising under the Internal Revenue Code, such adverse consequences including a significant reduction in the annual utilization of the Company’s net operating loss carryforwards and built-in losses and the impairment or loss of the NOLs and built-in losses prior to their use. (See Note 11, Stockholders' Equity)

Year ended December 31, 2015 Compared To Year ended December 31, 2014

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

The following table summarizes revenue by geographic region (in thousands):

			Favorable/(Unfavorable)
Year ended December 31:	2015	2014	$ Change	% Change
Revenue:
United States	$42,933	$51,036	$(8,103)	(16)%
Americas (Excluding the U.S.)	6,828	1,507	5,321	353%
Europe	19,463	20,478	(1,015)	(5)
Asia Pacific	18,975	13,517	5,458	40
Total revenue	$88,199	$86,538	$1,661	2%

Gross Profit

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

Liquidity and Capital Resources

During the year ended December 31, 2016, the Company's cash decreased $1.1 million to $25.1 million from $26.2 million. As of December 31, 2016 and 2015, the Company's U.S. entities held $19.2 million and $21.6 million in cash and cash equivalents. The remaining $5.9 million and $4.6 million, respectively, were held by the company's foreign subsidiaries in foreign bank deposit accounts. There were net cash inflows from working capital of approximately $1.0 million, including $2.1 million in accounts payable and accrued liabilities as a result of timing of cash disbursements, $0.8 million decrease in inventory due to timing of shipments, $0.6 million in accounts receivable primarily due to timing of cash receipts, offset by cash outflows of $1.8 million in deferred revenue due to timing of shipments and $0.7 million in other assets.  Net cash provided by investing activities included $4.8 million in proceeds from the sale of the Tecnonet and $4.9 million in proceeds from the release of restricted time deposits, offset by $0.8 million in purchases of property, plant and equipment and $0.2 million in purchases of intangible assets. Net cash used in financing activities included $2.7 million in purchases of treasury shares.

We periodically review our capital position and consider returning capital to stockholders through special dividends or share repurchases when cash on hand exceeds our foreseeable cash needs. We also periodically review the capital needs of our business units. We plan to invest approximately $2.6 million over the next 12 months to upgrade our infrastructure and equipment needed to support the Company's growth objectives in the carrier Ethernet and optical transport markets among others. We believe that cash on hand will be sufficient to satisfy current operating needs, capital expenditures, and product development and engineering requirements for at least the next 12 months. We may seek to obtain additional debt or equity financing if we believe it appropriate. We may limit our ability to use available NOLs and capital loss carryforwards if we seek financing through issuance of additional equity securities.

Working Capital

The following table summarizes our working capital position at December 31, (in thousands):

	2016	2015
Current assets	$51,718	$63,273
Current liabilities	24,083	23,792
Working capital	$27,635	$39,481
Current ratio (1)	2.1	2.7

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

Indemnification

In connection with the sale by MRV of SPI in October 2010, MRV agreed to indemnify the buyer against certain claims brought after the closing for prior-occurring events.  Most of the indemnification obligations have expired; however, indemnifications related to employee benefits, environmental liabilities and taxes extend until their applicable statute of limitations has run plus 90 days, and indemnification obligations are not time limited for title and ownership representations.  These indemnification obligations are subject to a $1.0 million deductible and a $20.0 million cap and we have purchased an insurance policy to protect against such obligations.

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
Our agreements for the sale of certain businesses (CES Creative Electronic Systems SA ("CES") in March 2012, Alcadon and Interdata in October 2012, and Tecnonet in December 2015) include customary indemnification obligations running to the respective buyers.

In connection with the sale of CES, MRV agreed to indemnify the buyer for the representations and warranties made in the sale purchase agreement and purchased an insurance policy to protect against any claims of indemnification related to the representations and warranties.

In addition, MRV has indemnification obligations to its current and former officers and directors as set forth in the Company's bylaws. We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we retain directors and officers insurance that reduces our exposure and enables us to recover portions of amounts paid. As a result of our insurance coverage, we believe the estimated fair value of these indemnification agreements is minimal.

Accordingly, no liabilities have been recorded for these indemnification agreements as of December 31, 2016 and 2015.

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

We cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these obligations. Over the last decade, the Company has not incurred any significant expense as a result of obligations of this type. Accordingly, the Company has not accrued any amounts for such indemnification obligations. However, there can be no assurances that expenses will not be incurred under these indemnification provisions in the future.

Contractual Obligations

The following table illustrates our contractual obligations as of December 31, 2016 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Operating leases	$2,242	$984	$1,006	$252	$—
Purchase commitments with suppliers and contract manufacturers	14,192	14,192	—	—	—
Deferred consideration payable	233	233	—	—	—
Total contractual obligations	$16,667	$15,409	$1,006	$252	$—

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our consolidated financial statements through adverse changes in financial market prices and rates and inflation. Our market risk exposure results primarily from fluctuations in foreign exchange and interest rates. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed necessary, through the use of derivative financial instruments. The Company may from time to time use derivative financial instruments as risk management tools to manage risks of volatility in interest and foreign exchange rate movements on anticipated transactions and not for trading or speculative purposes and does not maintain such instruments that may expose the Company to significant market risk. During the years ended December 31, 2016, 2015 and 2014 the Company did not use derivative financial instruments and as of December 31, 2016 and 2015, the Company did not have any such derivative financial instruments outstanding.

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

Certain assets and liabilities, including certain bank accounts, accounts receivables, and accounts payables of some of our business units, exist in currencies other than the functional currency of the related business units and are sensitive to foreign currency exchange rate fluctuations. These currencies principally include the U.S. dollar, the Israeli new shekel, the Euro, and the Taiwan dollar. When these transactions are settled in a currency other than the functional currency, we recognize a foreign currency transaction gain or loss.

When we translate the financial position or results of operations of subsidiaries with functional currencies other than the U.S. dollar, we recognize a foreign currency translation gain or loss as a component of other comprehensive income (loss). Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, the Israeli new shekel and o a substantially lesser extent, the Taiwan dollar and Euro. For the year ended December 31, 2016 and 2015, 22% and 24% of external revenue, and 35% and 36%, respectively, of operating expenses, were incurred at foreign subsidiaries. During the year ended December 31, 2016, the Israeli new shekel strengthened 1% against the U.S. dollar, translating revenue and expense into slightly more dollars than they would have in the prior period, while the Taiwan dollar weakened 2% against the U.S. dollar, translating into slightly fewer dollars than they would have in the prior period. The Euro was relatively flat against the U.S. dollar during the year ended December 31, 2016 when compared to the prior year period.

Fluctuations in currency exchange rates of foreign currencies have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements. The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands).

December 31	2016	2015
U.S. dollars	$22,923	$23,461
Euros	194	171
Taiwan dollars	43	141
Israeli new shekels	952	1,723
Other	1,004	673
Total cash and cash equivalents	$25,116	$26,169

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

Item 8.    Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MRV Communications, Inc.

We have audited the accompanying consolidated balance sheets of MRV Communications, Inc., a Delaware corporation (the “Company”), as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MRV Communications, Inc. as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2017 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Los Angeles, California

March 9, 2017

MRV Communications, Inc.
Consolidated Statements of Operations
For the Years Ended December 31,
(In thousands, except per share data)

	2016	2015	2014

Revenue:
Product revenue	$68,349	$77,553	$76,828
Service revenue	11,966	10,646	9,710
Total revenue	80,315	88,199	86,538
Cost of Revenue:
Cost of product	36,335	38,496	39,705
Cost of services	4,874	4,123	4,232
Total cost of revenue	41,209	42,619	43,937
Gross profit	39,106	45,580	42,601
Operating expenses:
Product development and engineering	20,481	20,448	20,833
Selling, general and administrative	29,674	28,966	35,080
Total operating expenses	50,155	49,414	55,913
Operating loss	(11,049)	(3,834)	(13,312)
Interest expense	—	(55)	(24)
Other income (expense), net	(266)	(48)	671
Loss from continuing operations before provision for income taxes	(11,315)	(3,937)	(12,665)
Provision for income taxes	322	2,871	1,873
Loss from continuing operations	(11,637)	(6,808)	(14,538)
Income (loss) from discontinued operations, net of income taxes of $1,311 and $2,430 in 2015 and 2014, respectively	—	(371)	2,383
Net loss	$(11,637)	$(7,179)	$(12,155)

Net income (loss) per share — basic and diluted
From continuing operations	$(1.69)	$(0.97)	$(1.98)
From discontinued operations	—	(0.05)	0.32
Net loss per share — basic and diluted	$(1.69)	$(1.02)	$(1.66)

Weighted average number of shares:
Basic and diluted	6,886	7,019	7,344

The accompanying notes are an integral part of these consolidated financial statements.

MRV Communications, Inc.
Consolidated Statements of Comprehensive Loss
For the Years Ended December 31,
(In thousands)

	2016	2015	2014

Net loss	$(11,637)	$(7,179)	$(12,155)
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	84	(886)	(3,265)
Foreign currency translation loss realized upon divestiture of subsidiary	—	2,180	—
Other comprehensive income (loss):	84	1,294	(3,265)
Total comprehensive loss	$(11,553)	$(5,885)	$(15,420)

The accompanying notes are an integral part of these consolidated financial statements.

MRV Communications, Inc.
Consolidated Balance Sheets
(In thousands, except par values)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$25,116	$26,169
Restricted time deposits	272	5,190
Accounts receivable, net	14,295	14,837
Inventories	9,657	10,226
Other current assets	2,378	6,851
Total current assets	51,718	63,273
Property and equipment, net	3,130	4,050
Intangible assets, net	1,064	1,153
Other assets	348	608
Total assets	$56,260	$69,084

Liabilities and stockholders' equity
Current liabilities:
Deferred consideration payable	$233	$233
Accounts payable	8,353	5,749
Accrued liabilities	9,195	9,972
Deferred revenue	6,146	7,642
Other current liabilities	156	196
Total current liabilities	24,083	23,792
Long-term liabilities	3,478	3,846
Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 16,000 shares
Issued — 8,425 shares in 2016 and 8,341 shares in 2015
Outstanding — 6,802 shares in 2016 and 6,982 shares in 2015	270	270
Additional paid-in capital	1,287,336	1,285,787
Accumulated deficit	(1,239,308)	(1,227,671)
Treasury stock — 1,623 shares in 2016 and 1,359 shares in 2015	(18,098)	(15,355)
Accumulated other comprehensive loss	(1,501)	(1,585)
Total stockholders' equity	28,699	41,446
Total liabilities and stockholders' equity	$56,260	$69,084

The accompanying notes are an integral part of these consolidated financial statements.

MRV Communications, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands, except per share data)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock			Accumulated Deficit	Treasury Stock
	Shares	Amount
Balance, January 1, 2014	7,286	$270	$1,281,883	$(1,208,337)	$(10,412)	$386	$63,790
Exercise of stock options and warrants	100	—	1,641	—	—	—	1,641
Share-based compensation	—	—	959	—	—	—	959
Net loss	—	—	—	(12,155)	—	—	(12,155)
Other comprehensive (loss)	—	—	—	—	—	(3,265)	(3,265)
Balance, December 31, 2014	7,386	270	1,284,483	(1,220,492)	(10,412)	(2,879)	50,970
Purchase of treasury shares	(502)	—	—	—	(4,943)	—	(4,943)
Exercise of stock options	98	—	140	—	—	—	140
Share-based compensation	—	—	1,164	—	—	—	1,164
Net loss	—	—	—	(7,179)	—	—	(7,179)
Other comprehensive income	—	—	—	—	—	1,294	1,294
Balance, December 31, 2015	6,982	270	1,285,787	(1,227,671)	(15,355)	(1,585)	41,446
Purchase of treasury shares	(264)	—	—	—	(2,743)	—	(2,743)
Exercise of stock options	84	—	45	—	—	—	45
Share-based compensation	—	—	1,504	—	—	—	1,504
Net loss	—	—	—	(11,637)	—	—	(11,637)
Other comprehensive income	—	—	—	—	—	84	84
Balance, December 31, 2016	6,802	$270	$1,287,336	$(1,239,308)	$(18,098)	$(1,501)	$28,699

The accompanying notes are an integral part of these consolidated financial statements.

MRV Communications, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(In thousands)

	2016	2015	2014
Cash flows from operating activities:
Net loss	$(11,637)	$(7,179)	$(12,155)
(Income) loss from discontinued operations, net of taxes	—	371	(2,383)
Loss from continuing operations	(11,637)	(6,808)	(14,538)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,845	2,062	2,051
Share-based compensation expense	1,504	1,119	932
Provision for doubtful accounts	(5)	40	42
Deferred income taxes	—	2,669	1,804
Loss (gain) on disposition of property and equipment	110	(1)	11
Gain on sale of Tecnonet	—	(189)	—
Changes in operating assets and liabilities:
Accounts and other receivables	548	2,649	186
Inventories	754	127	2,878
Other assets	(651)	2,002	(221)
Accounts payable	2,602	(1,420)	(1,035)
Accrued liabilities	(275)	(761)	(1,672)
Income tax payable	53	(39)	38
Deferred revenue	(1,819)	(745)	1,662
Other current and long term liabilities	(239)	(540)	(80)
Cash provided by (used in) operating activities - continuing operations	(7,210)	165	(7,942)
Cash provided by operating activities - discontinued operations	—	8,438	3,806
Net cash provided by (used in) operating activities	(7,210)	8,603	(4,136)

Cash flows from investing activities:
Purchases of property and equipment	(786)	(1,375)	(1,314)
Purchases of intangible assets	(163)	—	(650)
Decrease (increase) in restricted time deposits	4,919	(4,955)	13
Proceeds from sale of property and equipment	2	9	—
Proceeds from sale of Tecnonet, net of cash divested and transaction costs in 2015	4,789	8,688	—
Cash provided by (used in) investing activities - continuing operations	8,761	2,367	(1,951)
Cash used in investing activities - discontinued operations	—	(81)	(177)
Net cash provided by (used in) investing activities	8,761	2,286	(2,128)

Cash flows from financing activities:
Proceeds from exercise of stock options	145	190	72
Payments for shares repurchased for tax withholdings on vesting of restricted stock awards	(100)	(50)	(87)
Purchase of treasury shares	(2,743)	(4,943)	—
Cash used in financing activities - continuing operations	(2,698)	(4,803)	(15)
Cash provided by (used in) financing activities - discontinued operations	—	(1,649)	1,795
Net cash provided by (used in) financing activities	(2,698)	(6,452)	1,780
Effect of exchange rate changes on cash and cash equivalents	94	(690)	(685)
Net increase (decrease) in cash and cash equivalents	(1,053)	3,747	(5,169)
Cash and cash equivalents, beginning of year	26,169	22,422	27,591
Cash and cash equivalents, end of year	25,116	26,169	22,422
Less cash and equivalents of discontinued operations, end of year	—	—	6,280
Cash and cash equivalents, end of year	$25,116	$26,169	$16,142
Supplemental disclosure of cash flow information:
Cash paid during year for interest	$—	$125	$283
Cash paid during year for income taxes	$155	$1,825	$1,791

The accompanying notes are an integral part of these consolidated financial statements.

MRV Communications, Inc.
Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation
Description of Business
MRV Communications, Inc. and subsidiaries ("MRV" or the "Company"), a Delaware corporation, is a global supplier of communications solutions to telecommunications service providers, data center operators, enterprises and governments throughout the world. MRV markets and sells its products worldwide, through a variety of channels, which include a dedicated direct sales force, distributors, value-added-resellers, systems integrators and sales agents. Until the third quarter of 2015, MRV conducted its business along two principal segments: the Network Equipment segment and the Network Integration segment. MRV's Network Equipment segment designs, manufactures, sells and services equipment used by commercial customers, governments, and telecommunications service providers. Products include packet switching, optical transport, infrastructure management equipment and service orchestration and provisioning software. The Network Integration segment, which primarily operated in Italy and provided network system design, integration and distribution services that included products manufactured by third-party vendors, was sold in December 2015.

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

Our business involves reliance on foreign-based offices. Several of our divisions, outside subcontractors and suppliers are located in foreign countries, including Argentina, Australia, Canada, Denmark, Germany, Israel, Italy, Netherlands, Philippines, Poland, Russia, Taiwan, Thailand, and the United Kingdom. For the years ended December 31, 2016, 2015 and 2014, external revenues from foreign subsidiaries accounted for 22%, 24% and 26%, respectively, of our total revenue. The majority of our foreign sales are to customers located in the European and Asia Pacific region.

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
Sales of services and system support are deferred and recognized ratably over the contract period. Sales to end customers with contingencies, such as rights of return, rotation rights, conditional acceptance provisions and price protection, are infrequent and insignificant and are deferred until the contingencies have been satisfied or the contingent period has lapsed. For sales to distributors, we generally recognize revenue when product is sold to the distributor rather than when the product is sold by the distributor to the end user. In certain circumstances, distributors have limited rights of return such as stock rotation rights.

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
Cash and Cash Equivalents
MRV treats highly liquid investments with an original maturity of 90 days or less as cash equivalents. Investments with original maturities at the date of purchase greater than 90 days and remaining time to maturity of one year or less as short-term and are included in restricted time deposits. MRV maintains cash balances and investments in qualified financial institutions, and at various times such amounts are in excess of federal insured limits. As of December 31, 2016 and 2015, the Company's U.S. entities held $19.2 million and $21.6 million in cash and cash equivalents. The remaining $5.9 million and $4.6 million, respectively, were held by the company's foreign subsidiaries in foreign bank deposit accounts.
Restricted Time Deposits
Restricted time deposits represent investments that are restricted as to withdrawal or use and from time to time may include certificates of deposit. The investments in and releases of restricted time deposits are included in investing activities on the Company's Consolidated Statements of Cash Flows because the funds are invested in certificates of deposit. As of December 31, 2016 and 2015, the Company held $0.3 million and $5.2 million of restricted time deposits, respectively; $5.0 million of which represented a certificate of deposit with a highly rated financial institution that matured in December 2016. The $0.3 million and remaining $0.2 million of restricted time deposits held as of December 31, 2016 and 2015, respectively, represent security deposits that are restricted due to their respective agreements.
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

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Year ended:	Balance at beginning of period	Charged to expense	Deductions	Effect of foreign currency exchange rates	Balance at end of period
December 31, 2014	$1,117	42	(91)	(6)	$1,062
December 31, 2015	$1,062	40	(38)	(4)	$1,060
December 31, 2016	$1,060	(5)	(795)	7	$267

As of December 31, 2016 and 2015, two customers, accounted for 22% and 20% of gross accounts receivables, respectively.

Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is computed using global standard cost, which approximates actual cost, on a first-in, first-out basis. Intercompany sales are recorded using standard costs for book purposes, and are eliminated in consolidation. If management estimates that the net realizable value of inventory is less than the cost of the inventory recorded, an adjustment to the cost basis equal to the difference between the cost of the inventory and the estimated net realizable market value is recorded. This adjustment is recorded as a charge to cost of goods sold, and includes estimates for excess quantities and obsolete inventory. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below previous estimates, we would make further adjustments in the period in which we make such a determination and record a charge to cost of goods sold. At each balance sheet date, management evaluates the ending inventories for excess quantities or obsolescence. This evaluation includes analysis of sales levels and projections of future demand. Based on this evaluation, management writes down the inventory to net realizable value if necessary. At the time of recording the adjustment, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration of, or increase in, that newly established cost basis.

Inventories, net of reserves, consisted of the following (in thousands):

December 31:	2016	2015
Raw materials	$2,485	$3,132
Work-in process	347	839
Finished goods	6,825	6,255
Total inventories	$9,657	$10,226

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

Intangible Assets

Intangible assets that are determined to have definite lives are amortized over their useful lives. The Company recorded an impairment charge of $0.1 million during the year ended December 31, 2014. The Company did not record any impairment charges for the years ended December 31, 2016 and 2015. (See Note 4, Property and Equipment and Intangible Assets)

Impairment of Long-Lived Assets

Management evaluates its long-lived assets, such as property and equipment and other long-term assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. Management takes into consideration events or changes such as product discontinuance, plant closures, product dispositions and history of operating losses or other changes in circumstances to indicate that the carrying amount may not be recoverable. The carrying value of an asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair value. Fair value is determined using the anticipated cash flows discounted at a rate based on our weighted average cost of capital, which represents the blended after-tax costs of debt and equity. There was no impairment loss on long-lived assets during the three years ended December 31, 2016.

Fair Value of Financial Instruments

MRV's financial instruments including cash and cash equivalents, restricted time deposits, accounts receivable, other receivables included in other assets and accounts payable are carried at cost, which approximates their fair value. The fair values of accounts receivable and accounts payable approximate their carrying amounts due to their short-term nature.

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

As of December 31, 2015, the Company had cash equivalents consisting of money market funds of $1.8 million that were classified as Level 1 investments and were held at market price. No such instruments were held as of December 31, 2016. Cash equivalents are included in the Consolidated Balance Sheets as follows (in thousands):

	Cost	Fair Value
December 31, 2015	$1,807	$1,807

During 2014, the Company issued 250,000 Common Stock warrants that prior to issuance were recorded as a liability at fair value.  These Common Stock warrants were awarded to a plaintiffs' counsel in connection with a previously settled litigation matter.  Upon issuance, the carrying value of the Common Stock warrants was reclassified to equity as a component of additional paid in capital in the amount of $1.6 million. In calculating the fair value of the Common Stock warrants, management used the Black Scholes option pricing model including a volatility of 41% based on the Company's historical quoted prices and peer company data, the risk free interest rate of 1.5% and a 5 year expected term of the Common Stock warrants. Volatility was based on both the Company's historical quoted prices and peer company data as the Company's stock is thinly traded. The resulting calculated fair value was $6.59 per warrant. As of the issuance date of Common Stock warrants, the requirements necessary for equity classification were met and were recorded as a component of additional paid in capital.

During the year ended December 31, 2014, one of plaintiffs' counsel exercised 152,500 Common Stock warrants under the 'cashless' exercise provisions contained within the warrant agreement, leaving 97,500 Common Stock warrants with an exercise price of $8.80 per warrant still available for future exercise. No Common Stock warrants were exercised during the years ended December 31, 2016 and 2015. The Common Stock warrants expire on July 18, 2018.

Other Current Assets

Other current assets include other accounts receivable, prepaid expenses and other assets that will be consumed or collected within a twelve month period. Other current assets as of December 31, 2016, included pre-paid expenses of $1.1 million and $1.3 million of other receivables. Other current assets as of December 31, 2015 included other accounts receivable of $4.8 million related to the post-closing purchase price adjustment on the sale of Tecnonet, prepaid expenses of $1.2 million and $0.9 of other assets.

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

Internal Use Software Development Costs

Any software that we acquire, internally develop, or modify solely to meet our internal needs, and for which we have no substantive plan to market the software externally, is capitalized during the development phase. Costs incurred during the research phase are expensed as incurred. There were no such costs capitalized during the years ended December 31, 2016, 2015 and 2014.

Sales and Marketing

Sales and marketing costs are charged to expense as incurred. For the years ended December 31, 2016, 2015 and 2014, advertising and trade show costs were $0.6 million, $0.4 million and $0.9 million, respectively.

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

Outstanding stock options to purchase 455,498, 295,366 and 309,309 shares were excluded from the computation of dilutive shares for the years ended December 31, 2016, 2015 and 2014, respectively, as they were anti-dilutive because of the net loss from continuing operations. The outstanding 97,500 warrants were excluded from the computation of dilutive shares for the years ended December 31, 2016, 2015 and 2014 as they were anti-dilutive because of the net loss from continuing operations. Treasury shares are excluded from the number of shares outstanding.

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

Recently Issued Accounting Standards Not Yet Adopted

We consider the applicability and impact of all Accounting Standards Updates (“ASUs”) not yet adopted. The ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09") and in August 2015 issued ASU No. 2015-14, which amended the effective date of the standard to annual reporting periods beginning after December 15, 2017. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. During 2016, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”). Management is continuing to assess the potential impact that adopting the new revenue standards will have on its consolidated financial statements and footnote disclosures. The Company’s current analysis indicates that the most significant effect of the new standard relates to the Company's accounting for certain fulfillment and contract acquisition costs, which will now be capitalized, rather than expensed as incurred, which is the Company's current practice under the current guidance. In addition, the Company expects to continue recognizing product sales at a point in time and service revenue over time. While the Company continues its assessment of the potential effects of the new standard, management anticipates adopting the new standard on a modified retrospective basis effective January 1, 2018.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory" (“ASU 2015-11”). ASU 2015-11 simplifies the guidance on the subsequent measurement of inventory, excluding inventory measured using the last-in, first out (LIFO), or the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value, and defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 will become effective for the Company for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. Management has determined that the adoption of ASU 2015-11 on January 1, 2017, will not have a significant impact on its consolidated financial statements and footnote disclosures.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). The amendments in ASU 2015-17 simplify the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current. ASU 2015-17 will become effective for the Company for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. Management has determined that the adoption of ASU 2015-17 on January 1, 2017, will not have a significant impact on its consolidated financial statements and footnote disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, "Stock Compensation (Topic 718): Improvements to employee Share-Based Payment Accounting" ("ASU 2016-09"). The amendments in ASU 2016-09 simplify the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 will become effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. Management has determined that the adoption of ASU 2016-09 on January 1, 2017, will not have a significant impact on its consolidated financial statements and footnote disclosures.

Use of Estimates

The preparation of these consolidated financial statements require management to make certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. On an ongoing basis, management evaluates its significant estimates and assumptions, including those related to revenue recognition, stock-based compensation, inventory valuation, accrued warranty, allowance for doubtful accounts, and accounting for income taxes. Management bases its estimates on historical and anticipated results, trends and on various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from those estimates. In 2016, the Company accounted for a change in estimate related to the useful lives of its service inventory resulting in a $0.2 million charge to cost of services and increasing net loss $0.2 million for the year ended December 31, 2016. The change in accounting estimate also affected the Company's basic and diluted net loss per share $0.03 for the year ended December 31, 2016.

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
The results of operations of Tecnonet for the years ended December 31, 2015 and 2014 that are reflected in consolidated statements of operations as discontinued operations consist of the following (in thousands):

Year Ended December 31:	2015	2014

Revenue:
Product revenue	$32,315	$47,649
Service revenue	30,274	37,869
Total revenue	62,589	85,518
Cost of Revenue:
Cost of product	28,472	42,883
Cost of services	24,181	29,458
Total cost of revenue	52,653	72,341
Gross profit	9,936	13,177
Selling, general and administrative (1)	6,574	7,615
Operating income	3,362	5,562
Interest expense	(124)	(305)
Cumulative translation loss recognized upon sale of Tecnonet	(2,180)	—
Other expense, net	(307)	(444)
Income from discontinued operations before income taxes	751	4,813
Provision for income taxes	1,311	2,430
Income (loss) from discontinued operations, net of tax	(560)	2,383
Gain on sale of Tecnonet, net of tax	189	—
Net income (loss) from discontinued operations, net of income taxes	$(371)	$2,383
(1) Includes Transaction costs of $0.8 million in 2015.
The assets and liabilities of Tecnonet were removed from our consolidated balance sheet as of the date of the divestiture.

4. Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment, at cost, consisted of the following (in thousands):

December 31:	2016	2015
Machinery and equipment	$9,026	$8,557
Computer hardware and software	6,080	6,512
Leasehold improvements	2,041	2,406
Furniture and fixtures	382	438
Construction in progress	53	119
Total property and equipment, at cost	17,582	18,032
Less — accumulated depreciation and amortization	(14,452)	(13,982)
Total property and equipment	$3,130	$4,050

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $1.6 million, $1.9 million and $1.9 million, respectively.

Intangible Assets

Intangible assets, net of amortization, consist of intellectual property such as license agreements and totaled $1.1 million and $1.2 million as of December 31, 2016 and 2015, respectively. The terms of the some of these license agreements provide for use of the licensed software into perpetuity while others are definite. The Company amortizes the cost of the license agreements over the estimated useful life, which can range between three to five years. A portion of these assets, approximating $0.4 million and $0.7 million, were placed into service during the years ended December 31, 2016 and 2015, respectively.

The following table illustrates the estimated future amortization expense of intangible assets as of December 31, 2016 (in thousands):

Year ending December 31,	Estimated Amortization Expense
2017	$305
2018	247
2019	247
2020	149
2021	110
Thereafter	6
Total	$1,064

Amortization of intangible assets was $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014 respectively. The Company recorded an impairment charge of $0.1 million during the year ended December 31, 2014 on one of the software license agreements placed into service. The Company did not record any impairment charges related to intangible assets for the years ended December 31, 2016 and 2015. As of December 31, 2016, intangible assets not yet placed into service totaled approximately $0.2 million.

5. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

December 31:	2016	2015
Payroll and related	$5,552	$6,514
Professional fees	1,185	1,284
Non-income taxes	489	483
Product warranty	587	593
Severance and other employee related costs	643	—
Other	739	1,098
Total accrued liabilities	$9,195	$9,972

6. Income Taxes
For financial reporting purposes, loss from continuing operations before provision for income taxes includes the following (in thousands):

Year ended December 31:	2016	2015	2014
United States	$(8,499)	$(3,308)	$(7,993)
Foreign	(2,816)	(629)	(4,672)
Loss from continuing operations before provision for income taxes	$(11,315)	$(3,937)	$(12,665)
The provision (benefit) for income taxes consists of the following (in thousands):

Year ended December 31:	2016	2015	2014
Current:
State	$4	$49	$(89)
Foreign	318	144	68
Total current	322	193	(21)
Deferred:
Foreign	—	2,678	1,894
Total deferred	—	2,678	1,894
Provision for income taxes	$322	$2,871	$1,873
The income tax provision differs from the amount computed by applying the federal statutory income tax rate as follows:

Year ended December 31:	2016	2015	2014
Income tax provision, at statutory federal rate	34%	34%	34%
State and local income taxes, net of federal income taxes effect	3	4	3
Permanent differences	(1)	(4)	(1)
Foreign taxes at rates different than domestic rates	(2)	(1)	(3)
Expired capital loss carryforwards	—	(880)	—
Change in tax rates	(12)	—	—
Change in valuation allowance	(23)	775	(47)
Other adjustments	(2)	(1)	(1)
Effective tax rate	(3)%	(73)%	(15)%

The components of deferred income taxes consist of the following (in thousands):

December 31:	2016	2015
Deferred tax assets:
Net operating losses	$92,176	$91,893
Allowance for doubtful accounts	118	365
Inventory reserve	2,413	3,161
Accrued liabilities	2,397	2,794
Other	4,162	4,697
Total deferred tax assets	101,266	102,910
Valuation allowance	(100,810)	(102,747)
Net deferred tax assets	456	163

Deferred tax liabilities:
Depreciation and amortization	(456)	(163)
Total deferred tax liabilities	(456)	(163)
Total deferred income taxes	$—	$—

MRV records valuation allowances against deferred income tax assets, when necessary. Realization of deferred income tax assets, such as net operating loss ("NOL") carryforwards and income tax credits, is dependent on future taxable earnings and is therefore uncertain. At least quarterly, the Company assesses the likelihood that the deferred income tax asset balance will be recovered from future taxable income. To the extent management believes that recovery is unlikely, the Company establishes a valuation allowance against the deferred income tax asset, which increases income tax expense in the period such determination is made. During the year ended December 31, 2016, the Company recorded a net decrease to the valuation allowance totaling $2.0 million against deferred income tax assets primarily as a result of domestic and foreign net operating losses and changes in temporary differences.

The change in the valuation allowance is as follows (in millions):

December 31:	2016	2015	2014
Balance at beginning of period	$(103)	$(139)	$(133)
(Increase) decrease in valuation allowance	2	36	(6)
Balance at end of period	$(101)	$(103)	$(139)

As of December 31, 2016, MRV had federal, state, and foreign NOL carryforwards available of $183.3 million, $112.0 million and $100.8 million, respectively. For the year ended December 31, 2016, federal NOL carryforwards increased by $0.8 million, state net operating loss carryforwards increased by $14.9 million, and foreign NOL carryforwards increased by $3.4 million. For federal and state income tax purposes, the NOLs are available to offset future taxable income, begin expiring in 2017 and are available through 2036. Certain foreign NOL carryforwards and tax credits are available indefinitely. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of December 31, 2016, the federal, state and foreign NOLs had a full valuation allowance.

MRV has not recorded U.S. income tax expense for foreign earnings that it has declared as indefinitely reinvested offshore, thus reducing its overall income tax expense. At December 31, 2016, MRV had approximately $4.2 million of accumulated but undistributed earnings at certain foreign entities. The amount of earnings designated as indefinitely reinvested offshore is based upon our expectations of the future cash needs of the Company's foreign and domestic entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be repatriated. In the event actual cash needs of the Company's U.S. entities exceed current expectations or the actual cash needs of the Company's foreign entities are less than expected, the Company may need to repatriate foreign earnings that have been designated as indefinitely reinvested offshore. This would result in recording additional U.S. income tax expense. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

During the year ended December 31, 2016, the Company reported a loss of $11.3 million from continuing operations before provision for income taxes. The Company recognized income tax expense of $1.3 million and $2.4 million for the years ended December 31, 2015 and 2014, respectively, with respect to its discontinued operations.

The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction, and various state and foreign jurisdictions. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

December 31:	2016	2015	2014
Balance at beginning of period	$(81)	$(100)	$(134)
Reductions related to prior year positions	43	19	34
Balance at end of period	$(38)	$(81)	$(100)

Substantially all of the uncertain tax benefits as of December 31, 2016, if recognized, would affect the effective tax rate. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The tax years 2002-2016 remain open to examination by the major taxing jurisdictions to which the Company is subject. Management does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

7. Long-term liabilities
Long-term liabilities consisted of the following (in thousands):

December 31:	2016	2015
Liability for social contribution (1)	$2,643	$2,729
Long-term portion of deferred revenue	797	1,036
Other	38	81
Total Long-term liabilities	$3,478	$3,846

(1)	Represents statutory post-employment benefits related to Israeli operations.

8. 401(k) Plan
The Company sponsors a 401(k) plan to provide retirement benefits for its U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code, MRV's plan provides for tax-deferred salary contributions for eligible employees. The Plan allows employees to contribute a portion of their annual compensation to the plan on a pretax basis. The Company currently matches pretax contributions up to 50% of the first 6% of eligible earnings contributed by employees. Matching contributions to the Plan totaled approximately $521,000, $424,000, and $562,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

9. Commitments and Contingencies
Lease Commitments
MRV leases certain facilities and equipment under non-cancelable lease agreements expiring in various years through 2020. Following are the aggregate minimum annual lease payments under leases in effect as of December 31, 2016 (in thousands):

Year ending December 31:	Operating leases
2017	$984
2018	607
2019	400
2020	251
Total	$2,242
Rental expense under non-cancelable operating lease agreements for the years ended December 31, 2016, 2015 and 2014, was $1.2 million, $1.0 million and $1.3 million, respectively.
On June 30, 2005, the Company entered into a lease amendment as successor-in-interest to Luminent, Inc. for the lease of office and warehouse space located in Chatsworth, CA (Los Angeles area). In February 2017, the Company extended its current lease through March 31, 2019, with no option to extend the lease term. The remaining lease payments will approximate $0.6 million. (See Note 16, Subsequent Events)

On October 8, 1996, the Company entered into a lease amendment for the lease of office space located in Chatsworth, CA (Los Angeles area).  The current term of the lease is for 10 years through April 1, 2017, with no option to extend the lease term. Pursuant to the amendment, the Company was granted an improvement allowance of $70,000 which is being amortized as a reduction to rent expense over the life of the lease. In August 2016, the Company vacated this facility in an effort to consolidate its two existing Chatsworth facilities. The remaining lease obligation of $33 thousand is recorded in accrued liabilities on the Consolidated Balance Sheets as of December 31, 2016. In January 2017, the Company accelerated the termination date of this lease amendment to January 31, 2017. (See Note 16, Subsequent Events)

On December 16, 2009, the Company entered into a lease amendment with Chelmsford Associates, LLC for the lease of office space located in Chelmsford, MA (Boston area).  In April 2015, the Company extended the terms of its existing lease for five years, six months through August 31, 2020, with an option to extend the lease term for a five year period. The remaining lease payments over the current term will approximate $1.2 million. Pursuant to the lease, the Company was granted rent abatement of $214,067, which is being amortized as a reduction to rent expense over the life of the lease.

On August 9 2007, the Company entered into a lease with Mirobin Ltd. for the lease of office space located in Yokneam, Israel (Haifa area) through December 31, 2017, with no option to extend the lease term. The remaining lease payments over the current term will approximate $0.4 million.

Purchase Commitments with Outsourcing Partners and Component Suppliers

We utilize several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of December 31, 2016, the Company had outstanding minimum future commitments for manufacturing and component purchases totaled $14.2 million.

The Company records a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of its future demand forecasts. As of December 31, 2016 and December 31, 2015, the liability for these purchase commitments was $0.4 million and $0.2 million, respectively, and is included in accounts payable on the consolidated balance sheets.

Royalty Commitment

Certain of MRV's Israeli subsidiaries are obligated to the Office of the Chief Scientist of the Government of Israel ("Chief Scientist") with respect to the government's participation in research and development expenses for certain products. The royalty to the Chief Scientist is recorded in cost of goods sold, and is calculated at a rate of 2.0% to 5.0% of sales of such products developed with the participation, up to the cost of such participation. We have reserved approximately $243,000 against a disputed claim that was raised in 2005, though the last correspondence with the Chief Scientist on the matter occurred in 2008. Amounts received from the participation of the Chief Scientist are offset against the related research and development expenses incurred. MRV did not receive participation from the Chief Scientist for the years ended December 31, 2016, 2015, and 2014.

Indemnification Obligations

In connection with the sale by MRV of SPI in October 2010, MRV agreed to indemnify the buyer against certain claims brought after the closing for prior-occurring events.  Most of the indemnification obligations have expired; however, indemnifications related to employee benefits, environmental liabilities and taxes extend until their applicable statute of limitations has run plus 90 days, and indemnification obligations are not time limited for title and ownership representations. These indemnification obligations are subject to a $1.0 million deductible and a $20.0 million cap and we have purchased an insurance policy to protect against such obligations.

The Company has received a notice from SPI, advising the Company of a tax audit for periods including tax returns filed prior to the acquisition of SPI by the buyer. MRV believes that it has meritorious defenses to the extent a formal indemnification claim is asserted and has notified its insurer of the potential claim. MRV intends to vigorously contest any claim; however, no formal legal proceeding has been commenced, and MRV can provide no assurance that such claim would not have a material adverse effect on its business, operating results or financial condition.
Our agreements for the sale of certain business (CES in March 2012, Alcadon and Interdata in October 2012, and Tecnonet in December 2015) include customary indemnification obligations to the respective buyers.

In connection with the sale of CES, MRV agreed to indemnify the buyer for the representations and warranties made in the sale purchase agreement and purchased an insurance policy to protect against any claims of indemnification related to the representations and warranties.

In addition, the Company has indemnification obligations to its current and former officers and directors as set forth in the Company's bylaws. We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we retain directors and officers insurance that reduces our exposure and enables us to recover portions of amounts paid. As a result of our insurance coverage, we believe the estimated fair value of these indemnification agreements is minimal.

Accordingly, no liabilities have been recorded for these indemnification agreements as of December 31, 2016 and 2015.

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

We cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these obligations. Over the last decade, the Company has not incurred any significant expense as a result of obligations of this type. Accordingly, the Company has not accrued any amounts for such indemnification obligations. However, there can be no assurances that expenses will not be incurred under these indemnification provisions in the future.

Litigation

We are subject to legal claims and litigation in the ordinary course of business, including but not limited to product liability, employment and intellectual property claims. The outcome of any such matters is currently not determinable. In addition, we were party to the litigation set forth below.
Nhan T. Vo, individually and on behalf of other aggrieved employees vs. MRV Communications, Inc., Superior Court of California, County of Los Angeles. On June 27, 2013, the plaintiff in this matter filed a lawsuit against the Company alleging claims for failure to properly pay overtime or provide meal and rest breaks to its non-exempt employees in California, among other things. The complaint seeks an unspecified amount of damages and penalties under provisions of the Labor Code, including the Labor Code Private Attorneys General Act. The Company has filed an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. Management believes it has accrued adequate reserves for this matter and does not expect the matter to have a material adverse effect on its business or financial condition. However, depending on the actual outcome of this case, further provisions could be recorded in the future which may have a material adverse effect on the Company’s operating results.
In connection with the sale by MRV of SPI in October 2010, MRV agreed to indemnify the buyer against certain claims brought after the closing for prior-occurring events. The Company has received a notice from SPI, advising the Company of a tax audit for periods including tax returns filed prior to the acquisition of SPI by the buyer. Management believes that it has meritorious defenses to the extent a formal indemnification claim is asserted and has notified its insurer of the potential claim. MRV intends to vigorously contest any claim; however, no formal legal proceeding has been commenced, and MRV can provide no assurance that such claim would not have a material adverse effect on its business, operating results or financial condition.
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

Cost Saving Measures and Asset Impairments
During the second half of fiscal 2016, the Company initiated cost saving measures intended to optimize its cost structure. These cost saving measures included consolidating facilities in Chatsworth, California which amounted to approximately $0.2 million, in addition to reductions in workforce which included one-time termination benefits of approximately $1.6 million. The costs of implementation were reported under cost of net revenues and operating expenses in the Consolidated Statements of Operations. Substantially all cash outlays in connection with these measures occurred in the third and fourth quarter of fiscal 2016.
As of December 31, 2016, activities related to these measures were substantially complete.
The changes in reserves associated with these measures for fiscal 2016 consisted of the following and are included in accrued liabilities on the accompanying Consolidated Balance Sheets (in thousands):

	Severance and Other employee related costs	Facility Closures and Asset impairments
Balance at January 1, 2016	$—	$—
Provision for cost saving measures	1,557	166
Cash payments made	(914)	(63)
Balance at December 31, 2016	$643	$103

10. Product Warranty
As of December 31, 2016 and 2015, MRV's product warranty liability recorded in accrued liabilities was $0.6 million. The following table summarizes the activity related to the product warranty liability (in thousands):

	Balance at beginning of period	Cost of warranty claims	Accruals for product warranties	Balance at end of period
December 31, 2014	$578	$(17)	$55	$616
December 31, 2015	$616	$—	$(23)	$593
December 31, 2016	$593	$(72)	$66	$587

MRV accrues for warranty costs as part of its cost of sales based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of 90 days to three years.

11. Stockholders' Equity
Stock Repurchase Programs and Stock Repurchase
On August 15, 2013, the Company's Board of Directors terminated an existing stock repurchase plan and approved a replacement repurchase plan on substantially the same terms in an amount up to $7.0 million that expired on May 14, 2014. From August 15, 2013, through December 31, 2014, the Company repurchased 127,510 shares at a total cost of approximately $1.3 million. No additional shares were repurchased during year ended December 31, 2014, under this plan.

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

On March 15, 2016, the Company's Board of Directors approved a repurchase of shares of the Company's Common Stock in an amount up to $10.0 million under a stock repurchase program scheduled to expire on March 10, 2017. On November 2, 2016, the Company's Board of Directors approved the termination of the Company's stock repurchase program. During the year ended December 31, 2016, the Company repurchased a total of 264,058 shares at a total cost of approximately $2.7 million, excluding commissions, under this stock repurchase program, leaving remaining authority to repurchase shares up to an additional $7.3 million, excluding commissions, under this stock repurchase program prior to its termination.

Equity Grants

MRV's equity plans provide for granting options, restricted stock or other forms of equity to purchase shares of MRV's Common Stock, to employees, directors and non-employees performing consulting or advisory services for the Company. Under these plans, stock options exercise prices generally equal the fair market value of MRV's Common Stock at the date of grant and restricted stock grants do not have exercise prices. The options generally vest over one year to three years with expiration dates of ten years from the date of grant and all outstanding restricted stock grants vest one year from the date of grant. The Company's 2015 Long Term Incentive Plan provides for granting options, restricted stock, and other forms of equity, and is at the discretion of the Board of Directors. As of December 31, 2016, 531,204 shares of Common Stock were available for future awards under the plan. (See Note 12, Share-Based Compensation)

Dividends

The payment of dividends on the Company's Common Stock is within the discretion of the Company's Board of Directors. The Board of Directors did not declare cash dividends during the years ended December 31, 2016, 2015 and 2014. The Board of Directors regularly evaluates its capital position to consider the return of cash to stockholders. The Board of Directors does not currently have plans to begin paying a regular dividend.

12. Share-Based Compensation

MRV records share-based compensation expense at fair value. The following table summarizes the impact on MRV's results of continuing operations of recording share-based compensation for the years ended December 31, 2016, 2015 and 2014 (in thousands):

Year Ended December 31:	2016	2015	2014
Cost of goods sold	$105	$131	$113
Product development and engineering	222	232	166
Selling, general and administrative	1,177	756	653
Total share-based compensation expense (1)	$1,504	$1,119	$932

(1)	Income tax benefits realized from stock option exercises and similar awards were immaterial in all periods.

Equity Incentive Plans
In May 2015, MRV's stockholders approved the 2015 Long Term Incentive Plan (LTIP) to replace MRV's outstanding equity compensation plan, the Omnibus Plan. Upon adoption of the 2015 Long Term Incentive Plan, no further shares were available for future grants of options or warrants under its predecessor plans including shares that become available as a consequence of the cancellation or forfeiture of outstanding options granted under such plans.
All stock options granted under the 2015 LTIP have a maximum contractual life of ten years from the date of the grant and typically vest over a period of one to three years from the date of the grant.
Share-Based Payment Awards

The Company granted 245,539, 255,914 and 198,647 stock options during the years ended December 31, 2016, 2015 and 2014, respectively, with the related average grant date fair value of $4.89, $4.48 and $6.95 per share, respectively. The Company granted restricted shares of 90,869, 95,587 and 100,355 at average grant date fair values of $10.95, $10.58 and $13.91 per share during the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, the total unrecognized share-based compensation balance for unvested securities, net of expected forfeitures, was $2.0 million, which is expected to be amortized over a weighted-average period of 1.8 years.

Stock Options

Valuation Assumptions

MRV uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The Black-Scholes model requires the use of subjective and complex assumptions including the option's expected life and the underlying stock price volatility. MRV bases volatility on the Company's historical quoted prices and peer company data. The expected term of options granted is based on the simplified method, using the mid-point between the vesting term and the original contractual term. The risk free interest rate is determined based on U.S. Treasury yields with equivalent remaining terms in effect at the time of the grant.

The following weighted average assumptions were used for estimating the fair value of options granted during the years ended December 31, 2016, 2015 and 2014:

Year ended December 31:	2016	2015	2014
Risk-free interest rate	1.4%	1.7%	2.0%
Dividend yield (1)	—	—	—
Volatility	46%	43%	50%
Expected life (in years)	5.9	5.9	5.9

(1)	As the Company does not pay a dividend on a regular basis, and dividends paid in the past have been special in nature, a dividend rate of zero was used.
Share-Based Payment Award Activity
The following table summarizes option share-based payment award activity for the three-year period ended December 31, 2016:

	Shares under option	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance as of December 31, 2013	349,454	$28.15	4.34	$48,939
Granted	198,647	$14.11
Exercised	(6,812)	$10.55
Forfeited	(133,339)	$26.58
Balance as of December 31, 2014	407,950	$22.12	4.89	$22,479
Granted	255,914	$10.46
Exercised	(16,878)	$11.27
Forfeited	(183,073)	$23.84
Balance as of December 31, 2015	463,913	$15.10	7.96	$614,591
Granted	245,539	$10.93
Exercised	(15,415)	$9.42
Forfeited	(94,064)	$20.77
Outstanding, December 31, 2016	599,973	$12.68	8.05	$—

Vested and expected to vest, December 31, 2016	544,232	$12.86	7.94	$—
Exercisable, December 31, 2016	219,956	$15.57	6.48	$—

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2016:

Range of Exercise prices	Options outstanding as of December 31, 2016	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2016	Weighted average exercise price of exercisable options
$9.10 - $9.20	21,998	6.86	$9.12	18,609	$9.10
$9.63 - $9.63	155,636	8.26	$9.63	64,315	$9.63
$9.72 - $10.55	14,007	5.59	$10.06	12,675	$10.09
$10.95 - $10.95	225,650	9.42	$10.95	—	$—
$12.12 - $13.40	63,416	8.38	$12.78	30,086	$12.94
$13.46 - $14.51	81,030	6.81	$14.27	57,701	$14.23
$16.80 - $27.60	19,461	4.75	$23.79	17,795	$24.18
$29.80 - $29.80	4,150	0.92	$29.80	4,150	$29.80
$32.00 - $32.00	1,200	1.33	$32.00	1,200	$32.00
$52.60 - $52.60	13,425	0.54	$52.60	13,425	$52.60
$9.10 - $52.60	599,973	8.05	$12.68	219,956	$15.57

Restricted Stock Awards

The Company accounts for the fair value of the restricted shares using the closing market price of the Company’s Common Stock on the date of grant.

The following table summarizes restricted stock award activity for the three-year period ended December 31, 2016:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share	Aggregate intrinsic value
Balance as of December 31, 2013	81,193	$9.94	$870,399
Granted	100,355	$13.91
Released	(39,238)	$10.08
Canceled	(39,276)	$12.45
Balance as of December 31, 2014	103,034	$12.80	$1,023,128
Granted	95,587	$10.58
Released	(41,136)	$12.58
Canceled	(14,306)	$12.79
Balance as of December 31, 2015	143,179	$11.38	$1,749,647
Granted	90,869	$10.95
Released	(65,766)	$11.23
Canceled	(22,326)	$11.94
Outstanding, December 31, 2016	145,956	$11.14	$1,189,541

The following table summarizes certain stock option exercise and restricted share activity during the periods presented (in thousands):

Year ended December 31:	2016	2015	2014
Total intrinsic value of stock options exercised	$34	$42	$17
Cash received from stock options exercised	$145	$190	$72
Total value of restricted shares vested	$697	$380	$525

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

Management evaluates reportable segment information pursuant to ASC 280, Segment Reporting. Based on this evaluation as of December 31, 2016, management has determined the Company operates as a single reportable segment.

Revenues:

The following table summarizes external revenue by geographic region (in thousands):

Year Ended December 31:	2016	% of revenue	2015	% of revenue	2014	% of revenue
United States	$39,727	49%	$42,933	49%	$51,036	59%
Americas (Excluding the U.S.)	8,250	10%	6,828	8%	1,507	2%
Europe	14,531	18%	19,463	22%	20,478	24%
Asia Pacific	17,807	23%	18,975	21%	13,517	15%
Total	$80,315	100%	$88,199	100%	$86,538	100%

A significant percentage of the revenues generated in the Asia Pacific region are derived from Australia and accounted for 20%, 18% and 13% of our consolidated revenue for the years ended December 31, 2016, 2015 and 2014, respectively. Revenues generated in Europe and the Americas (excluding U.S.) did not reflect any significant individual country concentration for the years ended December 31, 2016, 2015 and 2014.

Significant Customers:

Revenue from one customer accounted for 17%, 19% and 11% of our consolidated revenue for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, amounts due from this customer accounted for 11% and 15% of our consolidated gross accounts receivables, respectively. Revenue from another customer accounted for 12% of our consolidated revenue for the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016 and 2015, amounts due from this customer accounted for 11% and 5% of our consolidated gross accounts receivables, respectively.

Long-lived Assets:

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

December 31:	2016	2015
United States	$2,336	$2,808
Americas (Excluding the U.S.)	—	—
Europe [1]	782	1,223
Asia Pacific	12	19
Total	$3,130	$4,050
(1) Includes Long-lived Assets held in Israel of $0.8 million and $1.2 million as December 31, 2015 and 2016, respectively.

14. Other Income (Expense), Net
Following is a summary of other income (expense), net (in thousands):

Year ended December 31:	2016	2015	2014
Interest income	$39	$1	$5
Gain (loss) on foreign currency transactions	(310)	(133)	441
Other (expense) income, net	5	84	225
Total	$(266)	$(48)	$671

15. Quarterly Financial Data (Unaudited)
The following tables summarize MRV's Consolidated Statements of Operations for 2016 (in thousands):

Three months ended:	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue	$18,882	$21,584	$18,947	$20,902
Cost of sales	9,079	11,513	9,981	10,636
Gross profit	9,803	10,071	8,966	10,266
Operating expenses:
Product development and engineering	5,344	5,125	4,937	5,075
Selling, general and administrative	8,017	7,007	6,931	7,719
Total operating expenses	13,361	12,132	11,868	12,794
Operating loss	(3,558)	(2,061)	(2,902)	(2,528)
Other income (loss), net	(277)	74	(180)	117
Loss before provision for income taxes	(3,835)	(1,987)	(3,082)	(2,411)
Provision for income taxes	61	36	31	194
Net loss	$(3,896)	$(2,023)	$(3,113)	$(2,605)

Net loss per share — basic and diluted	$(0.56)	$(0.29)	$(0.45)	$(0.38)
Basic and diluted weighted average shares	6,981	7,092	6,868	6,808

The above table includes adjustments to revenue for the quarters ended March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016 in the amounts of $0.3 million, $0.4 million, $0.3 million and $0.5 million, respectively, related to the reversing of an excess accrual for future product discounts upon the expiration of a customer contract.

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

16. Subsequent Events
On January 9, 2017, the Company entered into an agreement to accelerate the termination date of its existing lease amendment for office space (Fulbright building) in Chatsworth, California (Los Angeles area) to January 31, 2017. The original lease term included an expiration date of March 31, 2017, and would have required remaining lease payments in the amount $0.1 million. This facility had remained idle since August 2016 when the Company consolidated its two existing Chatsworth facilities.

On February 1, 2017, the Company entered into an agreement to extend its current lease of office and warehouse space (Mason building) located in Chatsworth, California (Los Angeles area) through March 31, 2019, with no option to extend the lease term. The remaining lease payments will approximate $0.6 million.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level. There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their audit report appearing on page 72 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MRV Communications, Inc.

We have audited the internal control over financial reporting of MRV Communications, Inc., a Delaware corporation (the “Company”), as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 9, 2017 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Los Angeles, California

March 9, 2017

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
10.34
MRV Communications, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of
Stockholders, filed on April 10, 2015)

10.35	Form of MRV Communications, Inc. 2015 Long-Term Incentive Plan Restricted Stock Agreement (incorporated by reference from Exhibit 10.1 of Form 8-K filed on June 4, 2015)
10.36	Form of MRV Communications, Inc. 2015 Long-Term Incentive Plan Stock Option Agreement (incorporated by reference from Exhibit 10.2 of Form 8-K filed on June 4, 2015)
10.37	Change in Control Agreement, dated as of May 5, 2016, by and between the Company and Stephen G. Krulik (incorporated by reference from Exhibit 10.1 of May 5, 2016)
10.38	Letter Agreement, dated as of October 1, 2015, by and between the Company and Adam Scheer (incorporated by reference from Exhibit 10.1 of Form 8-K filed on December 27, 2016)
10.39	Amendment to Letter Agreement, dated as of September 27, 2016, by and between the Company and Adam Scheer (incorporated by reference from Exhibit 10.2 of Form 8-K filed on December 27, 2016)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Document (filed herewith)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRV Communications, Inc.
By:
March 9, 2017	/s/ Mark J. Bonney
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

Principal Executive Officer:
March 9, 2017	/s/ Mark J. Bonney
Mark J. Bonney Chief Executive Officer and Director
Principal Financial and Accounting Officer:
March 9, 2017	/s/ Stephen G. Krulik
Stephen G. Krulik Chief Financial Officer

Board of Directors:

March 9, 2017	/s/ Kenneth H. Traub
Kenneth H. Traub

March 9, 2017	/s/ Robert Pons
Robert Pons

March 9, 2017	/s/ Brian Bellinger
Brian Bellinger

March 9, 2017	/s/ Jeannie Diefenderfer
Jeannie Diefenderfer

March 9, 2017	/s/ Jeffrey Tuder
Jeffrey Tuder