Form 10-K/A
period 2016-12-31
MRV COMMUNICATIONS INC
filed 2017-05-01
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

OR

☐        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to

Commission file number: 001-11174

MRV COMMUNICATIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	06-1340090
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

20520 Nordhoff Street, Chatsworth, CA  91311
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (818) 773-0900

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered:
Common Stock, $0.0017 Par Value Per Share	Nasdaq Capital Market
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates based upon the closing price of a share of the Registrant’s Common Stock on June 30, 2016 (based upon the closing sale price of such shares on the NASDAQ on June 30, 2016) was $50,622,475. The number of shares of Common Stock, $0.0017 par value, outstanding as of April 27, 2017 — 6,801,130.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends Items 10 to 15 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 9, 2017 (the “Original Filing”) for MRV Communications, Inc. (“MRV” or the “Company”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2016. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

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

MRV Communications, Inc.
Form 10-K/A

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
Directors
Biographical information about each director as of April 27, 2017 appears below.

Name and age	Principal Occupation, Business Experience and Directorship
Kenneth H. Traub Chairman Age 55 Director since October 2011
Mr. Traub has served on our Board of Directors (the “Board” or “Board of Directors”) since October 2011 and as our Chairman of the Board since January 2012. Mr. Traub, has served as a Managing Partner of Raging Capital Management, a diversified investment firm since December 2015. From 2009 through 2015, Mr. Traub was President and Chief Executive Officer of Ethos Management LLC. From 1999 until its acquisition by JDS Uniphase Corp. (“JDSU”) in 2008, Mr. Traub served as President and Chief Executive Officer of American Bank Note Holographics, Inc. (“ABNH”), a leading global supplier of optical security devices for the protection of documents and products against counterfeiting. Following the sale of ABNH, he served as Vice President of JDSU, a global leader in optical technologies and telecommunications. In 1994, Mr. Traub co-founded Voxware, Inc., a pioneer in voice over Internet protocol communication technologies, and served as its Executive Vice President and Chief Financial Officer through 1998. From 1988 to 1994, he served as Vice President of Trans-Resources, Inc., a multi-national holding company and investment manager. Mr. Traub currently serves on the boards of directors of the following public companies: (i) DSP Group, Inc., a leading supplier of wireless chipset solutions for converged communications, (ii) Intermolecular, Inc., an innovator in materials sciences and (iii) IDW Media Holdings, Inc., a diversified media company. He previously served on the boards of directors of (i) Phoenix Technologies, Inc., a supplier of the basic input output system for the personal computer industry, from 2009 until the company was sold in 2010, (ii) iPass, Inc., a provider of mobility services for Enterprises and Carriers, from 2009 to 2013, (iii) MIPS Technologies, Inc., a provider of industry standard processor architectures and cores, from 2011 until the company was sold in 2013, (iv) Xyratex Limited, a leading supplier of data storage technologies, from 2013 until the company was sold in 2014, (v) Vitesse Semiconductor Corporation, a supplier of integrated circuit solutions for next-generation carrier and enterprise networks, from 2013 until the company was sold in 2015, (vi) Athersys, Inc., a biotechnology company engaged in the discovery and development of therapeutic product candidates from 2012 to 2016, and (vii) A. M. Castle & Co., a specialty metals distribution company from 2014 to 2016. He also served as the Chairman of the Board of the New Jersey chapter of the Young Presidents Organization in 2010 and 2011 and on the board of the New Jersey chapter of the World Presidents Organization since 2012. Mr. Traub received a BA from Emory College and an MBA from Harvard Business School. We believe Mr. Traub’s qualifications to serve on our Board include his experience and expertise in managing, restructuring, growing, buying and selling companies to maximize shareholder value.

Name and age	Principal Occupation, Business Experience and Directorship
Robert M. Pons Vice-Chairman Age 61 Director since October 2011
Mr. Pons has served on our Board of Directors since October 2011 and as our Vice-Chairman of the Board since January 2012. Currently, Mr. Pons is President and CEO of Spartan Advisors Inc., a management consulting firm specializing in microcap telecom and technology companies. From May 2014 until January 2017, he was Executive Vice President of Business Development, and from September 2011 until June 2016 was on the board of directors, of HC2 Holdings, Inc. (NYSE MKT:HCHC), a publicly traded diversified holding company with a diverse array of operating subsidiaries, including in telecom/infrastructure, construction, energy, technology, gaming and life sciences. From February 2011 to April 2014 he was Chairman of Live Micro Systems, Inc. (formerly Livewire Mobile) which was a comprehensive one-stop digital content solution for mobile carriers. From January 2008 until February 2011, Mr. Pons was Senior Vice President of TMNG Global, a leading provider of professional services to the converging communications media and entertainment industries and the capital formation firms that support it. From January 2004 until April 2007, Mr. Pons served as President and chief executive officer of Uphonia, Inc. (previously SmartServ Online, Inc.), a wireless applications service provider. From August 2003 until January 2004, Mr. Pons served as interim chief executive officer of SmartServ Online, Inc. on a consulting basis. From March 1999 to August 2003, he was President of FreedomPay, Inc., a wireless device payment processing company. During the period January 1994 to March 1999, Mr. Pons was President of Lifesafety Solutions, Inc., an enterprise software company. Mr. Pons has over 30 years of management experience with telecommunications companies including MCI, Inc., Sprint, Inc. and Geotek, Inc. Mr. Pons currently serves on the board of directors of Concurrent Computer Corporation, a global leader in multi-screen video delivery, media data management and monetization. Mr. Pons also currently serves on the board of directors, the audit committee and the compensation committee of Inseego Corp. (formerly Novatel Wireless, Inc.). Mr. Pons received a B.A. degree with honors from Rowan University. We believe Mr. Pons’ qualifications for serving on our board include his knowledge and expertise as a pioneer in the telecommunications industry, and his experience as a senior level executive working in the telecommunications industry.

Mark J. Bonney Age 63 Director since April 2013
Mr. Bonney has successfully managed turnarounds in several technology companies in the US and abroad over the past 30 years. He has been a member of the MRV Board of Directors since April 2013, served as MRV’s Executive Vice President and Chief Financial Officer from August 2014 until December 2014, and has been MRV’s President and Chief Executive Officer since December 2014. From January 2013 through August 2014, Mr. Bonney served as the President and Chief Executive Officer of On Board Advisors, LLC, a strategic and financial advisory firm. From March 2010 to December 2012, Mr. Bonney was EVP and CFO of Direct Brands, Inc., a leading direct to consumer marketing company. From February 2008 until March 2010 Mr. Bonney was VP and General Manager of JDSU Authentication Solutions, a manufacturer of optical security devices which was formed in 2008 following the sale of American Bank Note Holographics, Inc. (“ABNH”) to JDS Uniphase Corporation (“JDSU”). Mr. Bonney was an independent director of ABNH from 2002 to 2005, and was EVP and CFO of ABNH from 2005 until its sale to JDSU in 2008. Prior to 2002, he was President, Chief Operating Officer and a Director at Axsys Technologies, Inc., a Nasdaq-listed leading manufacturer of highly sophisticated optical components and subsystems, and was CFO and VP of operations at Zygo Corporation, a Nasdaq-listed manufacturer of metrology measurement and control systems and optical components. Mr. Bonney is currently a director of one additional Nasdaq listed company, Zix Corporation (NASDAQ: ZIXI), where he has served since January 2013. He is also a member of the Audit Committee and Nominating and Governance Committee for Zix Corporation. Mr. Bonney was a director of Sigma Designs, Inc., where he served from August 2012 until August 2015 and chaired the Audit and Nominating and Corporate Governance Committees. Mr. Bonney also serves as a director of Community eConsult Network, Inc., a not-for-profit corporation engaged in medical consultative services, and is Chairman Emeritus of Community Health Centers, Inc. Mr. Bonney holds a BS in Business Administration from Central Connecticut State University and an MBA in Finance from the University of Hartford. Mr. Bonney contributes to our Board of Directors through his significant management, operations and financial experience as a senior executive of middle market, high technology companies in the United States and globally.

Name and age	Principal Occupation, Business Experience and Directorship
Brian Bellinger Age 30 Director since February 2016
Brian J. Bellinger has been a Senior Analyst at Raging Capital Management, LLC, a private investment partnership based near Princeton, New Jersey, since 2012. From 2009 to 2012, Mr. Bellinger served as an associate in the Assurance and Transaction Services practices of PricewaterhouseCoopers LLP, a global professional services firm. He received a BS in Accounting from the School of Management at Binghamton University. During his career, Mr. Bellinger has developed expertise in analyzing and performing due diligence on companies in a wide array of industries through public and private equity investments. We believe Mr. Bellinger’s qualifications to serve on our Board include his experience and expertise in accounting, financial analysis, and public company reporting.

Jeannie H. Diefenderfer Age 56 Director since July 2014
Ms. Diefenderfer has over 30 years of technical and operational experience, with more than 10 years in executive leadership positions at Verizon Communications, a Dow 30 company, including leading a 10,000-person global customer care organization for Verizon’s largest enterprise customers. Ms. Diefenderfer achieved over a billion dollars in synergies for the firm during the three years she served as the Chief Procurement Officer when she managed a $10 billion-plus purchasing program. ln addition, as the senior vice president of Global Engineering & Planning, she implemented a network capital program of over $10 billion to expand Verizon's global backbone network across six continents, as well as its nationally renowned FiOs network. Ms. Diefenderfer is also an independent director on the boards of Westell Technologies, Inc. (NASDAQ: WSTL) and Windstream Holdings, Inc. (NASDAQ: WIN) and Chair of the Accenture Network Advisory Council. She is a Vice Chair and a Trustee of Tufts University, and has served on the board of the Ms. Foundation for Women for 8 years. From 2001 to 2008, she was a member of the board of Independent Trustees at Citizens Funds, an SRI mutual fund complex. Internal to Verizon, she has served on the boards of several Employee Resource Groups, including the Minority Multicultural Association of NYNEX, Women’s Association of Verizon Employees, and the Asian Focus Group. Ms. Diefenderfer was featured in the 1999 Crain’s New York Business “40 under 40,” as one of 40 young “rising stars” and was a member of the 1999 class of the David Rockefeller Fellows Program. In addition, she received the 1999 Corporate Achievement Award from the Organization of Chinese Americans and the 2001 Star Award from the New York Women’s Agenda. A native of Seoul, South Korea, Ms. Diefenderfer immigrated to the US when she was 13 years old. She holds a BS in Chemical Engineering from Tufts University and an MBA from Babson College. We believe Ms. Diefenderfer’s qualifications for serving on our board include her over 30 years of technical and operational experience in the telecommunications industry.

Jeffrey Tuder Age 44 Director since April 2016
Mr. Tuder is the Managing Member of Tremson Capital Management, LLC, a private investment firm focused on identifying and investing in securities of undervalued publicly-traded companies. Prior to founding Tremson, Mr. Tuder served as the Director of Research for KSA Capital Management, LLC (“KSA”) from 2012 until 2015. KSA is an SEC-registered investment advisor that invests in undervalued securities of publicly-traded companies. Prior thereto, Mr. Tuder served as a Senior Analyst at JHL Capital Group, LLC (“JHL”) during 2011. JHL is an SEC-registered investment advisor that primarily invests in undervalued securities of publicly traded companies. From 2007 to 2010, Mr. Tuder was a Managing Director of CapitalSource Finance, LLC (NYSE: CSE), a publicly-traded commercial finance company, where he analyzed and underwrote special situation credit investments in the leveraged loan and securitized bond markets. Mr. Tuder was a member of the investment team at Fortress Investment Group, LLC (NYSE: FIG) from 2005-2007, where he analyzed, underwrote and managed private equity investments for several of Fortress’ private equity investment vehicles. Mr. Tuder began his career in various investment capacities at Nassau Capital, a privately-held investment firm that managed the private portion of Princeton University’s endowment and ABS Capital Partners, a private equity firm affiliated with Alex Brown & Sons. Mr. Tuder has previously served on the boards of directors of the following private companies: (i) KMC Telecom, a competitive local exchange telecommunications service provider focused on Tier II and III markets in the U.S., and (ii) CompHealth, the largest temporary physician staffing company in the U.S. Mr. Tuder was a Board Observer for numerous private companies including telecommunications equipment providers Telica and QuantumBridge Communications. Mr. Tuder received a BA from Yale University. We believe Mr. Tuder’s qualifications to serve on our Board include his previous private equity and hedge fund investment experience, his expertise in evaluating both public and private investment opportunities across numerous industries, and his ability to think creatively in considering ways to maximize long-term shareholder value.

Executive Officers
A biography of Mr. Bonney, our current President and Chief Executive Officer, is set forth in the “Directors” section of Item 10, above. The biographies of Mr. Krulik and Mr. Scheer, our other current executive officers, is set forth below.

Stephen G. Krulik, age 44, Chief Financial Officer, Treasurer and Corporate Secretary

Mr. Krulik joined MRV as the Vice President, Finance in May 2014 and was named Chief Financial Officer in December 2014. From 2007 to 2014, Mr. Krulik served as VP of Worldwide FP&A at Technicolor Creative Services, a role that included responsibility for planning several restructuring programs, Internal Control compliance and financial responsibility for a number of Technicolor’s businesses including Digital Cinema, Post Production & Sound, Film & Distribution, and Digital Productions. Prior to Technicolor, Mr. Krulik served in several financial leadership roles in the dotcom world. Mr. Krulik is a Certified Public Accountant. He received his BA in Mathematics from the University of California, Berkeley, and his MBA from the University of California, Los Angeles, Anderson School of Business, Executive Program.

There are no arrangements or understandings between Mr. Krulik and any other persons pursuant to which he was selected as Chief Financial Officer, Treasurer and Corporate Secretary. There are also no family relationships between Mr. Krulik and any director or executive officer of the Company and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Adam L. A. Scheer, age 45, Chief Operating Officer.

Mr. Scheer joined MRV as the Senior Vice President of Product Line Management & Corporate Development in October 2015, and was named its Chief Operating Officer in December 2016. Mr. Scheer leads a team that is responsible for MRV’s strategy, product line management, program management, marketing, communications, investor relations and corporate development functions.

Prior to joining MRV, Mr. Scheer served as the Vice President of Marketing and Product Management for the Optical Security and Performance Products group of Viavi Solutions (formerly JDSU). During nearly 15 years of service with Viavi Solutions and its predecessor companies (which included American Bank Note Holographics, Inc.), Mr. Scheer contributed to that business’ growth in senior marketing, strategy, sales and product management roles. In those roles, he developed and led high-performing global teams with a strong record of achievement of driving profitable growth and award-winning technical innovation serving the needs of global customers. Prior to Viavi Solutions, Mr. Scheer held executive corporate development, strategy and finance roles in the technology and chemical industries after starting his career in investment banking. Mr. Scheer earned a BA in history, cum laude from Williams College and an MBA in Management with distinction from New York University’ Stern School of Business, where he was named a Stern Scholar.

There are no arrangements or understandings between Mr. Scheer and any other persons pursuant to which he was selected as Chief Operating Officer. There are also no family relationships between Mr. Scheer and any director or executive officer of the Company and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.
Section 16(a) Beneficial Ownership Reporting Compliance
Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our directors, executive officers and stockholders who own more than 10% of a registered class of the Company’s equity securities are required to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and 10% or greater stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We believe, based on filings we have made on behalf of directors and officers, and on a review of copies of such reports furnished to us, that the reports required of our executive officers, directors and 10% or greater stockholders were timely filed during the year ended December 31, 2016.

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
Audit Committee
The Board of Directors has a standing Audit Committee. The Audit Committee assists the Board of Directors in its oversight of the quality and integrity of MRV’s accounting, auditing, and financial reporting practices. The Audit Committee’s role includes overseeing MRV’s system of internal controls and disclosure controls, accounting and auditing processes and discussing with management our processes to manage business and financial risk, and compliance with applicable legal, ethical and regulatory requirements. The Audit Committee is responsible for the appointment, compensation, retention, and oversight of the independent registered public accounting firm engaged to issue audit reports on our financial statements. The Audit Committee relies on the expertise and knowledge of management and the independent registered public accounting firm in carrying out its oversight responsibilities. The Audit Committee met 4 times in 2016 and did not act by unanimous written consent in 2016. A current copy of the Audit Committee Charter is available on MRV’s website at www.mrv.com.
The Audit Committee is currently comprised of Mr. Tuder (Chair), Mr. Pons and Ms. Diefenderfer, each of whom qualifies as an “independent director” as defined in the rules of the Nasdaq Stock Market, LLC and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. The Board of Directors has determined that each of the current committee members has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. The Board of Directors has further determined that Mr. Tuder is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K, promulgated under the Exchange Act.

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

Philosophy
In 2016, the Company’s objectives included improving the market position of its Network Equipment business by completing major new product releases and improving its financial reporting and product line management (“PLM”) processes. As a result, the Company identified a mix of financial and non-financial objectives for the business, and tied certain executive compensation incentives to the achievement of those objectives. Additionally the Compensation Committee continues to believe that the compensation mix should include longer-term equity incentive compensation, in addition to base salary and short-term performance-based bonuses. The Compensation Committee determined that such long-term equity awards could attract and motivate its executive team and create a strong connection between executive compensation and long-term stockholder value. Accordingly, the compensation mix for the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer were designed to provide a balanced mix of annual and longer-term incentives.

Risk Oversight and Controls.    As a general matter, the Board of Directors has oversight responsibility with respect to risk management and is not responsible for day-to-day management of risk issues, which is the responsibility of management. The Board of Directors has approved a Transactional Authority Matrix, as amended from time to time, to address approval controls required for various types of actions. Areas of risk that are focused on at quarterly Board of Directors meetings are the review of contingent liabilities and significant litigation matters. With respect to compensation plans rewarding risk-taking, the Compensation Committee has reviewed our compensation policies and practices for all employees, including executive and non-executive officers, and determined that our compensation programs do not give rise to risks reasonably likely to have a material adverse effect on MRV. The Compensation Committee noted several design features of MRV’s incentive programs for all executive officers in particular that reduce the likelihood of excessive risk-taking and instead encourage behaviors that support enhancing stockholder value. For example:

•	The program design for 2017 is intended to provide a balanced mix of annual and longer-term incentives.

•
The performance-based incentives granted to Mr. Bonney, Mr. Krulik and Mr. Scheer include not only the achievement of various financial metrics, but also the achievement of specific objectives related to the Company’s strategic goals, incentivizing the Named Executive Officers to execute plans designed to enhance stockholder value.

•
In November 2011, the Board of Directors approved stock ownership guidelines for directors and executive officers that require the directors and officers to obtain a meaningful equity ownership level before they can sell their equity grants, thereby increasing their alignment with stockholder value.

Annual Compensation Methodology
The Compensation Committee annually reviews the salary, bonus and equity-based compensation given to the Named Executive Officers and other highly compensated employees, and otherwise meets from time to time related to executive new hires, promotions and terminations. The Compensation Committee also reviews and adopts the annual incentive opportunities for each of our subsidiaries and business segments. In addition, the Management Incentive Compensation Plan (the “Plan”) has provided for bonuses based on corporate and business unit performance, as applicable, and each year the Compensation Committee will adjust targets pursuant to the Plan. For Named Executive Officers, the Compensation Committee determines whether the officers’ performance justifies adjustments to base salaries, bonuses and granting of share-based compensation. The Compensation Committee then recommends its overall compensation plan to the full Board of Directors for its approval. The full Board of Directors also approves the annual operating plan of the Company for the year on which the financial targets of the Plan are based. In addition, the Compensation Committee may consider discretionary bonuses for performance exceeding expectations and uses its discretion in review of Plan targets and performance.

In 2014, the Board of Director’s approved long-term equity incentives as part of its compensation mix, a compensation strategy that continued into 2016 under the 2015 Long-Term Incentive Plan (“LTIP”). The Compensation Committee believes that Common Stock-based awards are viewed as an important component of total executive pay, aligning compensation with increasing stockholder value and, thus, providing an important benefit to stockholders. Stock options provide a financial reward only in the event that stockholder value is increased. Restricted stock and restricted stock unit awards allow for employees to have an ownership stake in the Company regardless of the current stock price. Generally, within compensation programs, equity grants are viewed as a cost-effective method for providing long-term incentive compensation.

The Role of Executive Officers in Determining Executive Compensation
Consistent with our Compensation Committee charter, the Compensation Committee makes recommendations to the Board as to the Company’s general compensation philosophy and all compensation decisions related to the Chief Executive Officer and his direct reports, which includes all of the Named Executive Officers other than the Chief Executive Officer. To aid in making those recommendations and decisions for 2016 for all Named Executive Officers other than the Chief Executive Officer, the Chief Executive Officer provided information and recommendations to the Compensation Committee in setting compensation in 2016, including information relating to the performance of the executive officers, appropriate levels and components of compensation, and the targets for business unit performance or other goals for our annual cash incentives.

In particular, our typical practice, continued through 2016, calls for our Chief Executive Officer to meet with the Compensation Committee near the beginning of the fiscal year to present for review and approval, as applicable;

•
An analysis of the compensation of the Chief Executive Officer and each of the individuals reporting to the CEO at MRV, which included, among other things, their salary, short-term cash incentive bonus, long-term bonus incentive, and benefits;

•
Recommendations on aggregate base salary merit increases by entity and entity bonus pools based on market global compensation data and our financial performance during the prior fiscal year for all employees on the payroll to be included as part of the annual budget process; and

•
A recommended performance rating structure for determination of the annual cash incentive awards for our business units, which structure was based upon key metrics that, if achieved, would create positive market performance and was a basis for creation of stockholder value.

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

Determination of the Chief Executive Officer’s Compensation
The Compensation Committee is responsible for evaluating the performance of the Chief Executive Officer in light of Board-approved goals and objectives and recommending to the Board the Chief Executive Officer’s compensation level based on this evaluation. In making the recommendation regarding the long-term incentive component of Chief Executive Officer compensation, the Committee considers, among other factors, the Company’s performance and relative stockholder return, the value of similar incentive awards to chief executive officers at the Company’s competitors and other comparable companies, and the awards given to the Chief Executive Officer in past years.

On December 12, 2014, MRV appointed Mark J. Bonney, who had been serving as its Chief Financial Officer, as its President and Chief Executive Officer, effective December 15, 2014. In connection with Mr. Bonney’s appointment as President and Chief Executive Officer, MRV entered into an Amended and Restated Employment Agreement with Mr. Bonney on December 12, 2014. In March 2016, MRV entered into a new Amended and Restated Employment Agreement (the “Bonney Employment Agreement”) with Mr. Bonney. The Bonney Employment Agreement sets forth Mr. Bonney’s duties and responsibilities as Chief Executive Officer, the terms of his compensation, the effect of a potential future termination event, and other customary provisions regarding release of claims and covenants related to confidentiality, non-solicitation, non-competition, non-disparagement and claw back requirements. Under the Bonney Employment Agreement, Mr. Bonney receives a base salary at the annual rate of $400,155. Mr. Bonney received an initial annual target bonus opportunity equal to 80% of his annual base salary, which was increased to 100% of his annual base salary for 2017.

If Mr. Bonney is terminated by the Company without “cause” or by him for “good reason” (as those terms are defined in the Bonney Employment Agreement), he will receive up to 12 months’ payment of COBRA premiums and severance consisting of salary continuation of twelve months’ base salary, unless the termination occurs after a change in control, in which case the severance will be a lump sum payment equal to 24 months’ base salary, payment of COBRA premiums will be for 24 months and vesting of unvested Company equity awards assumed as part of the change in control will be accelerated.

The Role of Peer Groups and Benchmarking
As part of the competitive analysis of market pay practices for our Named Executive Officers, the Compensation Committee ratified a competition peer group that the Compensation Committee believed to be similar to us based on product and customer profile. The companies selected as “primary peers” are listed below:

•	Adtran

•	Adva

•	Allot Communications Ltd.

•	Ceragon Networks Ltd.

•	Communications Systems Inc.

•	Digi International Inc.

•	DSP Group

•	EXFO Inc.

•	Extreme Networks Inc.

•	Gigamon Inc.

•	Infinera Corporation

•	Numerex Corp.

•	Sonus Networks

•	Vecima Networks Inc.

•	Zhone Technologies Inc.

Incentive Compensation Plan and Bonus Targets
In May 2016, the Board of Directors, upon recommendation by the Compensation Committee, approved amended performance targets to the Plan, our annual cash incentive plan, and bonus percentage targets for management and other participants under the Plan. In approving the targets for performance-based cash bonus compensation, the Compensation Committee and Board of Directors took the peer group selected into consideration and the committee’s philosophy of weighting performance-based compensation. The Board of Directors, upon recommendation by the Compensation Committee, approved the following 2016 target bonus amounts for the Named Executive Officers. The targets were calculated as percentages of annual base pay, and are set forth below for the listed Named Executive Officers.

Name	Bonus Target
Mark J. Bonney	80%
Stephen G. Krulik	40%
Adam L. A. Scheer (1)	50%

(1)
Mr. Scheer’s bonus percentage target for 2016 was set while he serving as MRV’s Senior Vice President of Product Line Management & Corporate Development. Mr. Scheer was appointed MRV’s Chief Operating Officer effective December 20, 2016, and his bonus percentage target for 2016 was not changed.

The Plan, which set forth the terms for which an annual bonus was earned, provided that a participant’s bonus was based on the revenues and EBITDA of the business operating unit to which the participant of the Plan belonged. The targets were set above the prior year’s achievements, and were intended to incentivize the participants to push their teams to reach their goals. The Plan provided for over-achievement of the revenue goals of up to 110% and EBITDA goals of up to 120% of the target Bonus at 105% of revenue goal or 115% of the EBITDA goal, and a minimum of 75% of target bonus at 90% achievement of the revenue or EBITDA goals. The bonuses were not earned unless the participant was employed as of the end of the Plan year, regardless of the reason for termination (unless otherwise set forth in a severance agreement).

In January 2017, the Compensation Committee reviewed the financial performance of the Company as well as that of Mr. Bonney relative to his individual performance objectives for 2016. The Committee determined that the Company had not achieved the revenue or EBITDA components of the 2016 objectives and that no bonus would be paid with respect to the 2016 financial objectives. In addition to the financial objectives, Mr. Bonney was assigned certain individual performance objectives. The Committee determined that Mr. Bonney achieved 16.5% of the 50% of his target bonus for his individual performance objectives. Accordingly, Mr. Bonney was awarded a bonus in the amount of $26,410, or 8.25% of his total target bonus.

The Compensation Committee reviewed the financial performance of the Company as well as that of Mr. Krulik relative to his individual performance objectives for 2016. The Committee determined that the Company had not achieved the revenue or EBITDA components of the 2016 objectives and that no bonus would be paid with respect to the 2016 financial objectives. In addition to the financial objectives, Mr. Krulik was assigned certain individual performance objectives. In total, the Committee determined that Mr. Krulik had achieved 35% of the 50% of his target bonus for his individual performance objectives. Accordingly, Mr. Krulik was awarded a bonus in the amount of $16,706, or 17.5% of his total target bonus.

Mr. Scheer’s bonus percentage target and financial and individual performance objectives for fiscal 2016 were set when Mr. Scheer was serving in the Company’s OCS operating unit as the Senior Vice President of Product Line Management & Corporate Development. The Compensation Committee reviewed the financial performance of the Company’s OCS operating unit as well as that of Mr. Scheer relative to his individual performance objectives for 2016. The Committee determined that the Company’s OCS operating unit had not achieved the revenue or EBITDA components of the 2016 objectives and that no bonus would be paid with respect to the 2016 financial objectives. In addition to the financial objectives, Mr. Scheer was assigned certain individual performance objectives. The Committee determined that Mr. Scheer had achieved 50% of the 50% of his target bonus for his individual performance objectives. Accordingly, Mr. Scheer was awarded a bonus in the amount of $32,500, or 25% of his total target bonus.

Fiscal 2017 Bonus Targets. In January 2017, in connection with Mr. Bonney’s position as Chief Executive Officer, Mr. Krulik’s position as Chief Financial Officer, and Mr. Scheer’s position as Chief Operating Officer, the Board of Directors, upon recommendation by the Compensation Committee, approved the following 2017 target bonus amounts for the Named Executive Officers, expressed as percentages of annual base pay:

Name	Bonus Target
Mark J. Bonney	100%
Stephen G. Krulik	50%
Adam L. A. Scheer	65%

Fiscal Year 2016 and First Quarter of 2017 Compensation Decisions
Chief Executive Officer

Effective March 16, 2016, MRV and Mr. Bonney entered into the Bonney Employment Agreement, under which Mr. Bonney receives a base salary at the annual rate of $400,155. Mr. Bonney received an initial annual target bonus opportunity equal to 80% of his annual base salary, which was increased to 100% of his annual base salary for 2017. The terms of this agreement are discussed below under the subheading “Bonney Amended and Restated Employment Agreement.”

Chief Financial Officer
On December 12, 2014, following Mr. Bonney’s appointment as Chief Executive Officer, MRV promoted Stephen G. Krulik to Chief Financial Officer and Chief Accounting Officer. In connection with Mr. Krulik’s promotion to Chief Financial Officer, the Company entered into a letter agreement (the “Krulik Letter Agreement”) with Mr. Krulik dated December 12, 2014. The terms of these agreements are discussed below under the subheading “Krulik Letter Agreement and Change in Control Agreement.” Under the Krulik Letter Agreement, Mr. Krulik received a base salary at an initial annual rate of $215,000, which was increased to $238,500 annually on February 16, 2016. He also receives an annual target bonus opportunity, which was increased to 50% of his annual base salary for 2017.
Resignation of Chief Legal Officer
On March 15, 2016, in connection with her resignation from her position as the Company’s Chief Legal Officer and Secretary, Ms. Barnett entered into a Separation Agreement (the “Barnett Separation Agreement”) with the Company. Pursuant to the Barnett Separation Agreement, the Company agreed to pay Ms. Barnett’s bonus under the 2015 Management Incentive Compensation Plan in the amount of $35,000 on March 31, 2016, and Ms. Barnett signed a general release of claims. No other severance or bonus payments were owed to Ms. Barnett in connection with her resignation.

Chief Operating Officer
Mr. Scheer was named MRV’s Chief Operating Officer effective December 20, 2016. Mr. Scheer is party to a letter agreement with the Company dated October 1, 2015 (the “Scheer Letter Agreement”), which was amended on September 27, 2016 (the “Scheer Amendment,” and the Letter Agreement as so amended, the “Scheer Amended Letter Agreement”). The terms of these agreements are discussed below under the subheading “Scheer Letter Agreement and Scheer Amended Letter Agreement.” Mr. Scheer received a base salary at an initial annual rate of $260,000, which was increased to $284,000 annually effective January 1, 2017. He also receives an annual target bonus opportunity, which was increased to 65% of his annual base salary for 2017.

Stock Option Grants/Shares of Restricted Stock
Effective June 1, 2016, the Board of Directors of the Company approved annual equity grants to certain key employees.

Name	Title	Number of Options	Number of Shares of Restricted Stock
Mark J. Bonney	Chief Executive Officer	60,000	30,000
Stephen G. Krulik	Chief Financial Officer	15,000	7,500
Adam L. A. Scheer	Senior Vice President (1)	15,000	6,000

(1)
On June 1, 2016, Mr. Scheer was the Company’s Senior Vice President of Product Line Management & Corporate Development. Mr. Scheer was appointed the Chief Operating Officer, effective December 20, 2016.

The equity grants occurred on June 1, 2016, and the shares of restricted stock for Messrs. Bonney, Krulik and Scheer will vest in three equal annual installments commencing on the first anniversary of the grant date, subject in each case to the executive’s continuing employment. The stock options have an exercise price equal to the fair market value per share on the option grant date, which was $10.95 per share. The options will vest in three equal annual installments commencing on the first anniversary of the grant date.

The foregoing description of the terms of the restricted stock and stock option grants is not complete and is qualified in its entirety by reference to the Form of MRV Communications, Inc. 2015 Long-Term Incentive Plan Restricted Stock Agreement and the Form of MRV Communications, Inc. 2015 Long-Term Incentive Plan Stock Option Agreement, which are included in the Company’s Form 8-K filed on June 4, 2015.

Policy Governing Grant of Stock Options
We adopted a written stock option policy, updated in January 2013, to supplement the provisions of our equity compensation plans and to govern the timing of stock option grants to employees generally and to officers and directors in particular. The goal in adopting the policy was to seek to ensure that equity-based awards were made in a manner consistent with the terms of the governing plans and at prices and times that are determinable, and only upon approval by the Compensation Committee, and the Board of Directors for certain executives including the Named Executive Officers.

Compensation Recoupment Policy
In the event of a material restatement of our annual financial statement included in a report on Form 10-K, the Chief Executive Officer and Chief Financial Officer must each deposit or cause to be deposited into an escrow account the difference between (i) the amount of any incentive compensation received for each of the applicable years covered by such restated financial statements, and (ii) the amount of such cash bonus or incentive compensation that would have been earned based on the information contained in the restated financial statements.

The amount deposited into escrow by an executive officer will be returned to the executive officer if a majority of the independent members of the Board determines that the financial restatement was not due to the recklessness of such executive officer. Otherwise, the escrowed amount will be paid to us.

Employee Benefits
Executives are generally entitled only to qualified plan benefits consistent with those offered to our other employees. We offer group life, disability, medical, dental and vision insurance and a 401(k) plan.

Effect of Section 162(m) of the Code
In general, under Section 162(m) of the Code, a publicly held corporation may not deduct as an expense for federal income tax purposes total compensation in excess of $1 million paid in any taxable year to each of its chief executive officer and other Named Executive Officers (other than the Chief Financial Officer). The deduction limitation does not apply, however, to qualifying “performance-based” compensation. Our LTIP, which was approved by our shareholders at the 2015 shareholders meeting, contains provisions allowing us to make performance-based equity and cash incentive awards that are intended to qualify for the “performance-based” compensation exemption.

The Compensation Committee is mindful of the limit on deductibility of certain non-performance-based compensation under Section 162(m) of the Code; however, the Committee is not constrained from authorizing the payment of compensation that is subject to the deduction limit and may do so, as and when it deems appropriate, and in our best interest, under the circumstances. Although the Compensation Committee considers the net cost to us in making its compensation decisions (including the potential limitation on deductibility of executive compensation), there is no assurance that we will be allowed to deduct all of the compensation paid to our executives.

Compensation Committee Interlocks and Insider Participation
The Compensation Committee consists of Ms. Diefenderfer (Chair), Mr. Traub and Mr. Bellinger. Mr. Stecker was a member of the Compensation Committee until April 20, 2016. No member of the Compensation Committee was, from January 1, 2016 to present, an officer or employee of MRV or any of its subsidiaries; was formerly an officer of MRV or any of its subsidiaries; or had a relationship in 2016 requiring disclosure under applicable SEC regulations except as set forth in “Relationships of Officers and Directors” set forth above. No executive officer of MRV serves or served as an executive officer, director or member of the compensation committee (or other board committee performing equivalent functions, or in the absence of such committee, the entire board of directors) of another entity, any of whose executive officers served as a member of the Compensation Committee or as a director of MRV.

Stockholder Advisory Vote on Executive Compensation
The results of the stockholder advisory vote on executive compensation proposal at our annual meeting of stockholders held in June 2016 were very favorable, with approximately 99% of the shares that were voted approving, and 1% of the shares that voted voting against or abstaining from voting. In January 2012, we held an annual meeting of stockholders at which we submitted to stockholders an advisory vote on the frequency of holding an advisory vote on executive compensation. We appreciate the confidence our stockholders have in our Board of Directors oversight of executive compensation. Our Board of Directors continues to review and revise the Company’s compensation programs to keep the programs in line with the Board of Director’s strategic plan for the Company, and we will continue to take our stockholders’ advice to request an advisory vote of stockholders on executive compensation on a one-year frequency.

Compensation Committee Report
The Compensation Committee of MRV has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K promulgated under the Exchange Act and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee of the Board of Directors

Jeannie H. Diefenderfer, Chair Kenneth H. Traub Brian Bellinger

SUMMARY COMPENSATION TABLE
The following table summarizes information regarding compensation paid and the fair value of equity grants during each of the past three fiscal years to the Named Executive Officers serving during the year ended December 31, 2016.

	Year	Salary	Bonus	Option Awards(1)	Stock Awards	Non-Equity Incentive Plan Compensation	All Other Compensation (2)	Total
Mark J. Bonney(3) Chief Executive Officer	2016	$400,155	-	$294,000	$328,500	$26,410	$13,550	$1,062,615
	2015	$360,500	-	$260,839	$240,750	$241,535	$11,682	$1,115,306
	2014	$149,506	$25,000	$104,586	$94,486	-	$9,114	$382,692
Stephen G. Krulik(4) Chief Financial Officer	2016	$238,500	-	$73,500	$82,125	$16,706	$8,457	$419,288
	2015	$215,500	-	$60,194	$72,225	$63,022	$9,639	$420,080
	2014	$115,960	$8,200	$8,751	$9,720	-	$10,941	$153,572
Adam L. A. Scheer(5) Chief Operating Officer	2016	$260,000	-	$73,500	$65,700	$32,500	$11,197	$442,897
	2015	$55,000	$50,000(6)	-	-	-	$950	$105,950
	2014	-	-	-	-	-	-	-
Paula W. Barnett(7) Chief Legal Officer and Corporate Secretary	2016	$66,416	-	-	-	-	$2,699	$104,115
	2015	$124,038	-	$24,077	$19,260	$35,000	$3,045	$205,421
	2014	-	-	-	-	-	-	-

(1)
Amounts reflect the aggregate grant date fair value determined by MRV calculated in accordance with Financial Accounting Standards Board ASC 718 Compensation—Stock Compensation (“ASC 718”). The stated amounts do not reflect whether the recipient will actually realize a financial benefit from the awards. For additional information regarding valuation assumptions, refer to Note 12 (Share-Based Compensation) in the Notes to our financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016.

(2)
None of the Named Executive Officers received perquisites in excess of $10,000, and therefore such amounts are not included in the “All other compensation” or “Total” columns. For each Named Executive Officer, “All other compensation” includes life insurance premiums paid by MRV and contributions made by MRV to the Company’s 401(k) savings plan on the officer’s behalf.

(3)
Prior to his appointment as the Chief Financial Officer of MRV on August 25, 2014, Mr. Bonney served as a non-employee director of MRV. In 2014, Mr. Bonney earned $43,333 in director’s fees paid in cash, including $14,000 for fees earned in the first fiscal quarter of 2014 but paid on December 16, 2013. In connection with his service as non-employee director, Mr. Bonney also received $25,000 in stock awards, and $25,000 in option awards for a total of $93,333 of total director’s compensation. On August 25, 2014, MRV appointed Mr. Bonney as its Chief Financial Officer, and Mr. Bonney remained as MRV’s Chief Financial Officer until December 12, 2014, during which time he earned $92,308 in salary and $25,000 as a bonus. Effective December 15, 2014, Mr. Bonney was appointed MRV’s Chief Executive Officer, and in this role he earned $13,865 in salary until the end of the 2014 fiscal year.

(4)
Mr. Krulik was appointed the Chief Financial Officer of MRV on December 12, 2014, and from this time until the end of the 2014 fiscal year he earned $8,269 in salary. Prior to December 12, Mr. Krulik had served as MRV’s Vice President, Finance, and in this role he earned $107,691 in salary and $8,200 as a bonus in fiscal 2014.

(5)
Mr. Scheer was appointed MRV’s Chief Operating Officer effective December 20, 2016 and from this time until the end of the 2016 fiscal year he earned $10,000 in salary. From October 12, 2015 until December 20, 2016, he was MRV’s Senior Vice President of Product Line Management & Corporate Development, and in this role he earned $250,000 in salary and $32,500 as a bonus in fiscal 2016.

(6)
Mr. Scheer received a $50,000 signing bonus pursuant to the Scheer Letter Agreement executed on October 1, 2015 in connection with Mr. Scheer being hired as MRV’s Senior Vice President of Product Line Management & Corporate Development.

(7)	Effective March 31, 2016, Ms. Barnett resigned as Chief Legal Officer and Corporate Secretary.

GRANTS OF PLAN-BASED AWARDS IN 2016
The following table summarizes awards to Named Executive Officers during 2016:

									All Other Stock Awards: Number of Shares of Restricted Stock	All Other Option Awards: Number of Securities Underlying Options	Exercise Price of Option Awards (2)	Grant Date Fair Value of Stock and Option Awards (3)
			Estimated future payout under non-equity incentive plan awards (1)			Estimated future payout under equity incentive plan awards
			Threshold	Target	Maximum	Threshold	Target	Maximum
Name	Grant Date	Approval Date	$	$	$	$	$	$
Mark J. Bonney	6/1/2016	6/1/2016	$120,047	$320,124	$344,133	-	-	-	30,000	60,000	$10.95	$622,500(3)
Stephen G. Krulik	6/1/2016	6/1/2016	$35,798	$95,460	$102,620	-	-	-	7,500	15,000	$10.95	$155,625(3)
Adam L. A. Scheer (4)	6/1/2016	6/1/2016	$48,750	$130,000	$139,750	-	-	-	6,000	15,000	$10.95	$139,200(3)
Paula W. Barnett (5)	-	-	-	-	-	-	-	-	-	-	-	-

(1)
The amounts shown reflect the threshold, target, and maximum payouts under the 2016 annual performance-based cash bonus opportunity described in our “Compensation Discussion and Analysis.” The amounts paid under this program are set forth in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above.

(2)	Stock options awarded to executive officers have an exercise price equal to the closing price of our Common Stock on the grant date.

(3)
The grant date fair value of the restricted stock granted on June 1, 2016, determined in accordance with ASC 718, was $10.95 per share. The grant date fair value of the stock options granted on June 1, 2016 is computed in accordance with the provisions of ASC 718 using the Black-Scholes model of option valuation. The actual value, if any, the executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised.

(4)
Mr. Scheer’s bonus percentage target for 2016 was set while he serving as MRV’s Senior Vice President of Product Line Management & Corporate Development. Mr. Scheer was appointed MRV’s Chief Operating Officer effective December 20, 2016, and his bonus percentage target for 2016 was not changed.

(5)	Effective March 31, 2016, Ms. Barnett resigned as Chief Legal Officer and Corporate Secretary.

OUTSTANDING EQUITY AWARDS AT 2016 FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Grant date	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price	Option expiration date	Number of shares of stock that have not vested	Market value of shares of stock that have not vested(1)

Mark J. Bonney	6/3/2013	6,203	-	$9.10	6/23/2023	-	-
	6/2/2014	4,472	-	$13.32	4/1/2024	-	-
	8/25/2014	11,613	1,874	$13.46	8/25/2024	-	-
	6/1/2015	21,667	43,333	$9.63	6/1/2025	16,666	$135,828
	6/1/2016	-	60,000	$10.95	6/1/2026	30,000	$244,500

Stephen G. Krulik	12/1/2014	1,334	666	$9.72	4/1/2023	333	$2,714
	6/1/2015	5,000	10,000	$9.63	6/1/2025	5,000	$40,750
	6/1/2016	-	15,000	$10.95	6/1/2026	7,500	$61,125

Adam L. A. Scheer	10/15/2015	13,333	6,667	$13.40	10/15/2025	5,000	$40,750
	6/1/2016	-	15,000	$10.95	6/1/2026	6,000	$48,900

Paula W. Barnett (2)	-	-	-	-	-	-	-

(1)	Reflects a price of $8.15 per share, which was the closing sale price of our Common Stock on the NASDAQ Capital Market on December 30, 2016.

(2)	Effective March 31, 2016, Ms. Barnett resigned as Chief Legal Officer and Corporate Secretary.

OPTION EXERCISES AND STOCK VESTED IN 2016

	Options		Stock Awards
	Shares Acquired on Exercise	Value Realized on Exercise ($)(1)	Shares Acquired on Vesting	Value Realized on Vesting ($)(2)
Mark J. Bonney	—	$—	8,334	$91,257
Stephen G. Krulik	—	$—	2,500	$27,375
Adam L. A. Scheer	—	$—	2,500	$30,000
Paula W. Barnett (3)	—	$—	-	$—

(1)	Calculated by multiplying the number of exercised stock options by the difference between the exercise price of those options and the closing market price of our Common Stock on the date of exercise.

(2)	The aggregate value realized upon the vesting and settlement of restricted stock represents the aggregate market price of the shares of our Common Stock on the date of settlement.

(3)	Effective March 31, 2016, Ms. Barnett resigned as Chief Legal Officer and Corporate Secretary.

Other Compensation Information
We did not grant to any Named Executive Officer, nor did any Named Executive Officer vest in, any stock appreciation rights, or similar instruments, during 2016. We generally do not have pension or other retirement plans, except for a 401(k) savings plan under which we make employer contributions on behalf of U.S. employees and pension plans where required for our foreign subsidiaries, and we make contributions to a 401(k)-type insurance fund for our Israeli employees. We do not have any nonqualified defined contribution or other nonqualified deferred compensation plans that provide for the deferral of compensation on a basis that is not tax-qualified.

Employment Agreements and Change of Control Arrangements
Bonney Amended and Restated Employment Agreement.    On December 12, 2014, MRV appointed Mark J. Bonney, who had been serving as its Chief Financial Officer, as its President and Chief Executive Officer, effective December 15, 2014. In connection with Mr. Bonney’s appointment as President and Chief Executive Officer, MRV entered into an Amended and Restated Employment Agreement with Mr. Bonney on December 12, 2014. In March 2016, MRV entered into a new Amended and Restated Employment Agreement (the “Bonney Employment Agreement”) with Mr. Bonney. The Bonney Employment Agreement sets forth Mr. Bonney’s duties and responsibilities as Chief Executive Officer, the terms of his compensation, the effect of a potential future termination event, and other customary provisions regarding release of claims and covenants related to confidentiality, non-solicitation, non-competition, non-disparagement and claw back requirements. Under the Bonney Employment Agreement, Mr. Bonney receives a base salary at the annual rate of $400,155. Mr. Bonney received an initial annual target bonus opportunity equal to 80% of his annual base salary, which was increased to 100% of his annual base salary for 2017.

If Mr. Bonney is terminated by the Company without “cause” or by him for “good reason”, he will receive up to 12 months’ payment of COBRA premiums and severance consisting of salary continuation of twelve months’ base salary, unless the termination occurs after a change in control, in which case the severance will be a lump sum payment equal to 24 months’ base salary, payment of COBRA premiums will be for 24 months and vesting of unvested Company equity awards assumed as part of the change in control will accelerate.

For purposes of the Bonney Employment Agreement, “cause” is defined as Mr. Bonney’s (a) willful failure to perform the material duties of the position of Chief Executive Officer after receiving written notice of such failure and being given twenty days to cure such failure; (b) willful misconduct injurious to the Company; (c) conviction of, or plea of nolo contendere to, a felony or any other crime involving moral turpitude, or (d) material breach of the Bonney Employment Agreement, which breach is not cured within 20 days after written notice to Mr. Bonney from the Company. No act or failure to act on the part of Mr. Bonney shall be considered “willful” unless it is done or omitted to be done in bad faith or without reasonable belief that the action or omission was in the best interest of the Company.

 ”Good reason” means, with certain exceptions, any of the following: (a) a material diminution in Mr. Bonney’s duties or responsibilities; (b) the Company requires Mr. Bonney, without his consent, to be based at a location which is more than 50 miles from Mr. Bonney’s principal work location as of the date of the request; or (c) Mr. Bonney’s base salary is reduced. Notwithstanding the above, (x) any reduction in base salary, annual short-term incentive compensation, bonus or other such payments that affects substantially all U.S. employees, does not constitute Good Reason and (y) provided that following a Change in Control transaction Mr. Bonney remains employed by the Company, a change in Mr. Bonney’s duties or responsibilities following such transaction does not constitute Good Reason under clause (a) above. For termination by Mr. Bonney for good reason to be effective, Mr. Bonney must provide the Company with written notice of the triggering event, and the Company has 45 days to cure the situation.

A “Change in Control” is deemed to have occurred if and when on the date of the earlier to occur of any of the following events:

(a) the acquisition by any “person” as such term is used in Sections 13(d) and 14(d) of the Exchange Act (other than (i) a subsidiary of the Company, (ii) any trustee or other fiduciary holding securities under any employee benefit plan of the Company, or (iii) any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company) of beneficial ownership (within the meaning of Rule l3d-3 under the Exchange Act), of securities of the Company representing more than 50% of the combined voting power of the Company’s then outstanding securities, other than an acquisition directly from the Company;

(b) the consummation of a merger, consolidation or other form of reorganization involving the Company unless all or substantially all of the persons who were the beneficial owners of the voting securities of the Company immediately prior to such merger, consolidation or reorganization beneficially own more than 50% of the combined voting power of the securities of the Company (or the surviving entity or any parent thereof, as the case may be) that are outstanding immediately after such merger, consolidation or reorganization in substantially the same proportion as their ownership of the voting securities of the Company immediately prior to such merger, consolidation or reorganization; or

(c) the consummation of a complete liquidation or dissolution of the Company, or of a sale or disposition of all or substantially all of the Company’s assets (whether in one transaction or a series of related transactions), unless all or substantially all of the persons who were the beneficial owners of the voting securities of the Company immediately prior to such sale or disposition beneficially own more than 50% of the combined voting power of the securities of the person or entity that acquires such assets that are outstanding immediately after such sale or disposition.

Notwithstanding the foregoing, a Change in Control is not deemed to occur solely because fifty percent (50%) or more of the then outstanding voting securities is acquired by (1) a trustee or other fiduciary holding securities under one or more employee benefit plans maintained by the Company or any of its subsidiaries, (2) any corporation which, immediately prior to such acquisition, is owned directly or indirectly by the shareholders of the Company in the same proportion as their ownership of stock in the Company immediately prior to such acquisition, or (3) any Person who, as of the date of the Bonney Employment Agreement, owns more than 25% of the outstanding voting securities.

The Company may terminate Mr. Bonney’s employment due to disability if Mr. Bonney is unable to substantially perform the essential duties and responsibilities of his employment for at least 90 consecutive calendar days or 120 or more calendar days during any calendar year period by reason of physical or mental incapacity. If Mr. Bonney dies during the term of his employment, his employment terminates on the date of his death. If Mr. Bonney’s employment is terminated due to death or disability, then he or his spouse or heirs shall receive up to 12 months’ payment of COBRA premiums and severance consisting of salary continuation of twelve months’ base salary. The agreement has other customary provisions regarding release of claims and covenants related to confidentiality, non-solicitation, non-competition, non-disparagement and claw back requirements if the Company’s financial statements are restated.

Krulik Letter Agreement and Change in Control Agreement.    In connection with Mr. Krulik’s promotion to the position of Chief Financial Officer and Chief Accounting Officer on December 12, 2014, the Company entered into a letter agreement (the “Krulik Letter Agreement”) with Mr. Krulik dated December 12, 2014. Under the Krulik Letter Agreement, Mr. Krulik received a base salary at an initial annual rate of $215,000, which was increased to $238,500 annually on February 16, 2016. He received an initial annual target bonus opportunity equal to 35% of his annual base salary, which was increased to 40% by the Board of Directors for 2016 and to 50% for 2017. The Krulik Letter Agreement does not provide for employment for a specified term and Mr. Krulik’s employment is on an at-will basis. However, effective May 5, 2016, the Company entered into a Change In Control Agreement with Stephen G. Krulik (the “Krulik Change in Control Agreement”) under which Mr. Krulik will be entitled certain compensation if his employment is terminated pursuant to a Severance Event (as defined below).

The Krulik Change in Control Agreement defines a Severance Event as a termination of Mr. Krulik’s employment with the Company and its subsidiaries by the Company without Cause (as defined in the Agreement), or by Mr. Krulik for Good Reason (as defined in the Agreement), in either case occurring within twelve months following the date of a Change in Control (as defined in the Agreement).

For purposes of the Krulik Change in Control Agreement, “cause” is defined as (1) Mr. Krulik’s repeated failure (other than temporarily while physically or mentally incapacitated) or refusal to perform the duties of his employment or other service if such failure or refusal shall not have ceased or been remedied within fifteen days following written warning from the Company or a subsidiary; (2) Mr. Krulik’s conviction of or plea of no contest to a felony; (3) Mr. Krulik’s breach of a fiduciary trust; (4) material unauthorized disclosure by Mr. Krulik to any person of any confidential information or trade secrets of the Company or any of its subsidiaries; (5) Mr. Krulik’s engaging in conduct or activities materially damaging to the property, business or reputation of the Company or a subsidiary or to the ability of Mr. Krulik to perform the duties of his employment or other services; (6) any act or omission by Mr. Krulik involving gross malfeasance or gross negligence in the performance of Mr. Krulik’s duties to the material detriment of the Company or a subsidiary; or (7) Mr. Krulik’s failure to comply in all material respects with the policies of the Company or a subsidiary or with any noncompetition, nonsolicitation or other restrictive covenants made by Mr. Krulik to the Company or a subsidiary; in each of such cases as determined by the Board or the Compensation Committee acting in its good faith discretion.

“Good Reason” means, without Mr. Krulik’s written consent, (i) a material diminution in Mr. Krulik’s duties or responsibilities; (ii) any reduction in Mr. Krulik’s annual base salary in effect immediately prior to the Change in Control; or (iii) the Company’s requiring Mr. Krulik to be based at any office or location more than fifty (50) miles from the office where Mr. Krulik was employed immediately prior to the Change in Control. Notwithstanding the foregoing, Mr. Krulik would not have “Good Reason” to terminate his employment merely because Mr. Krulik is no longer an employee of a public company and/or has a change in title, duties, authority, responsibilities or reporting structure as a result of a Change in Control transaction (including having a reporting relationship within a larger company).

A “Change in Control” is deemed to have occurred if and when on the date of the earlier to occur of any of the following events:

(a) the acquisition by any “person” as such term is used in Sections 13(d) and 14(d) of the Exchange Act (other than (i) a subsidiary of the Company, (ii) any trustee or other fiduciary holding securities under any employee benefit plan of the Company, or (iii) any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company) of beneficial ownership (within the meaning of Rule l3d-3 under the Exchange Act), of securities of the Company representing more than 50% of the combined voting power of the Company’s then outstanding securities, other than an acquisition directly from the Company;

(b) the consummation of a merger, consolidation or other form of reorganization involving the Company unless all or substantially all of the persons who were the beneficial owners of the voting securities of the Company immediately prior to such merger, consolidation or reorganization beneficially own more than 50% of the combined voting power of the securities of the Company (or the surviving entity or any parent thereof, as the case may be) that are outstanding immediately after such merger, consolidation or reorganization in substantially the same proportion as their ownership of the voting securities of the Company immediately prior to such merger, consolidation or reorganization; or

(c) the consummation of a complete liquidation or dissolution of the Company, or of a sale or disposition of all or substantially all of the Company’s assets (whether in one transaction or a series of related transactions), unless all or substantially all of the persons who were the beneficial owners of the voting securities of the Company immediately prior to such sale or disposition beneficially own more than 50% of the combined voting power of the securities of the person or entity that acquires such assets that are outstanding immediately after such sale or disposition.

Notwithstanding the foregoing, a Change in Control is not be deemed to occur solely because fifty percent (50%) or more of the then outstanding voting securities is acquired by (1) a trustee or other fiduciary holding securities under one or more employee benefit plans maintained by the Company or any of its subsidiaries, (2) any corporation which, immediately prior to such acquisition, is owned directly or indirectly by the shareholders of the Company in the same proportion as their ownership of stock in the Company immediately prior to such acquisition, or (3) any Person who, as of the date of the Krulik Change in Control Agreement, owns more than 25% of the outstanding voting securities.

The Agreement provides that if a Severance Event occurs, than Mr. Krulik will be entitled to certain compensation. Such compensation consists of any accrued and unpaid compensation of Mr. Krulik’s previously earned base salary, any unpaid amount of a bonus earned by Mr. Krulik during the previous year, any vested payments and benefits accrued by Mr. Krulik under any employee benefits plan, severance equal to nine months of Mr. Krulik’s base salary as of the Severance Event, and, if Mr. Krulik timely elects, up to nine months of COBRA group health plan continuation coverage. In addition, if a Change in Control occurs, all of Mr. Krulik’s outstanding stock option, restricted stock and other equity compensation awards will be subject to the vesting and other terms and provisions of the applicable award agreement and Company plan.

Scheer Letter Agreement and Scheer Amended Letter Agreement.    Mr. Scheer is party to a letter agreement with the Company dated October 1, 2015 (the “Scheer Letter Agreement”), which was amended on September 27, 2016 (the “Scheer Amendment,” and the Letter Agreement as so amended, the “Scheer Amended Letter Agreement”).

The Scheer Amended Letter Agreement sets forth the terms of Mr. Scheer’s compensation, the effect of a potential future termination event, and other customary provisions regarding release of claims and covenants related to confidentiality and non-disparagement. Mr. Scheer received an initial base salary at an annual rate of $260,000, which was increased to $284,000 annually effective January 1, 2017. He received an initial annual target bonus opportunity equal to 50% of his annual base salary, which was increased to 65% for 2017. The Scheer Amended Letter Agreement does not provide for employment for a specified term. If Mr. Scheer’s employment is terminated without “cause” or for “good reason” (as those terms are defined in the Scheer Amended Letter Agreement), he will be entitled to reimbursement of up to 12 months’ COBRA premiums and salary continuation of 12 months’ base salary, unless the termination occurs after a change in control, in which case the severance will be a lump sum payment equal to 12 months’ base salary.

For purposes of the Scheer Amended Letter Agreement, “cause” is defined as Mr. Scheer’s (a) willful failure to perform the material duties of Mr. Scheer’s position after receiving written notice of such failure and being given twenty days to cure such failure; (b) willful misconduct injurious to the Company; (c) conviction of, or plea of nolo contendere to, a felony or any other crime involving moral turpitude, or (d) material breach of the Scheer Amended Letter Agreement, which breach is not cured within 20 days after written notice. No act or failure to act on the part of Mr. Scheer shall be considered “willful” unless it is done or omitted to be done in bad faith or without reasonable belief that the action or omission was in the best interest of the Company.

“Good Reason” is defined as, without Mr. Scheer’s written consent: (a) a material diminution in Mr. Scheer’s duties or responsibilities; (b) the Company requiring Mr. Scheer to be based at a location which is more than 50 miles from Princeton, New Jersey; or (c) Mr. Scheer’s base salary being reduced. Notwithstanding the above, any reduction in base salary, annual short-term incentive compensation, bonus or other such payments that affects substantially all U.S. employees, does not constitute Good Reason.

“Change of Control” means the occurrence of any of the following events:

(a) the acquisition by any “person” as such term is used in Sections 13(d) and 14(d) of the Exchange Act (other than (i) a subsidiary of the Company, (ii) any trustee or other fiduciary holding securities under any employee benefit plan of the Company, or (iii) any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company) of beneficial ownership (within the meaning of Rule l3d-3 under the Exchange Act), of securities of the Company representing more than 50% of the combined voting power of the Company’s then outstanding securities, other than an acquisition directly from the Company;

(b) the consummation of a merger, consolidation or other form of reorganization involving the Company unless all or substantially all of the persons who were the beneficial owners of the voting securities of the Company immediately prior to such merger, consolidation or reorganization beneficially own more than 50% of the combined voting power of the securities of the Company (or the surviving entity or any parent thereof, as the case may be) that are outstanding immediately after such merger, consolidation or reorganization in substantially the same proportion as their ownership of the voting securities of the Company immediately prior to such merger, consolidation or reorganization; or

(c) the consummation of a complete liquidation or dissolution of the Company, or of a sale or disposition of all or substantially all of the Company’s assets (whether in one transaction or a series of related transactions), unless all or substantially all of the persons who were the beneficial owners of the voting securities of the Company immediately prior to such sale or disposition beneficially own more than 50% of the combined voting power of the securities of the person or entity that acquires such assets that are outstanding immediately after such sale or disposition.

Potential Payments Upon Termination or Change in Control
Mark J. Bonney

Pursuant to the Bonney Employment Agreement, Mr. Bonney is entitled to payments upon a termination of his employment by the Company without Cause or by him for Good Reason, and upon his death or disability. The terms of these payments are discussed above under the subheading “Bonney Employment Agreement.”

Separation from Service without Cause or for Good Reason (assuming occurrence on December 31, 2016 under the Bonney Employment Agreement):

12 months’ base salary	$400,155
12 months’ COBRA or equivalent (l)	$13,913
Total estimated payments:	$414,068

        Separation from Service following a Change of Control (assuming occurrence on December 31, 2016 under the Bonney Employment Agreement):

24 months’ base salary	$800,310
Acceleration in full of unvested equity awards	$380,328
Acceleration in full of unvested options awards	$—
24 months COBRA or equivalent (l)	$27,826
Total estimated payments:	$1,208,464

(1)	The estimated benefits amounts are calculated by reference to the amounts paid by MRV in 2016.

The LTIP and the Company’s 2007 Omnibus Incentive Plan, as amended (the “Omnibus Plan” and, together with the LTIP, the “Company Stock Plans”), provide for the vesting in full of all restricted stock and stock option awards granted under the plan to be accelerated upon a change of control of the Company, unless the Board of Directors or Compensation Committee otherwise provides. All equity grants under the Company Stock Plans provide for such accelerated vesting.
Stephen G. Krulik

Pursuant to the Krulik Change in Control Agreement, Mr. Krulik is entitled to payments upon a termination of his employment by the Company without Cause or by him for Good Reason following a Change in Control. The terms of these payments are discussed above under the subheading “Krulik Letter Agreement and Change in Control Agreement.”

Severance Event following a Change of Control (assuming occurrence on December 31, 2016 under the Krulik Change in Control Agreement):

9 months’ base salary	$178,875
Acceleration in full of unvested equity awards	$104,589
Acceleration in full of unvested options awards	$—
9 months COBRA or equivalent (l)	$14,731
Total estimated payments:	$298,195

(1)	The estimated benefits amounts are calculated by reference to the amounts paid by MRV in 2016.

The Company Stock Plans provide for the vesting in full of all restricted stock and stock option awards granted under the plan to be accelerated upon a change of control of the Company, unless the Board of Directors or Compensation Committee otherwise provides. All equity grants under the Company Stock Plans provide for such accelerated vesting.
Adam L. A. Scheer

Pursuant to the Scheer Amended Letter Agreement, Mr. Scheer is entitled to payments upon a termination of his employment by the Company without Cause or by him for Good Reason, and upon his death or disability. The terms of these payments are discussed above under the subheading “Scheer Amended Letter Agreement.”

Separation from Service without Cause or for Good Reason (assuming occurrence on December 31, 2016 under the Scheer Amended Letter Agreement):

12 months’ base salary	$260,000
12 months’ COBRA or equivalent (l)	$19,642
Total estimated payments:	$279,642

Separation from Service following a Change of Control (assuming occurrence on December 31, 2016 under the Scheer Amended Letter Agreement):

12 months’ base salary	$260,000
Acceleration in full of unvested equity awards	$89,650
Acceleration in full of unvested options awards	$—
12 months’ COBRA or equivalent(l)	$19,642
Total estimated payments:	$369,292

(1)	The estimated benefits amounts are calculated by reference to the amounts paid by MRV in 2016.

The Company Stock Plans provide for the vesting in full of all restricted stock and stock option awards granted under the plan to be accelerated upon a change of control of the Company, unless the Board of Directors or Compensation Committee otherwise provides. All equity grants under the Company Stock Plans provide for such accelerated vesting.
Compensation of Non-Employee Directors
Our compensation program for directors is designed to achieve the following goals: compensation should fairly pay directors for work required for the Company; compensation should align directors’ interests with the interest of our stockholders; and the structure of the compensation should be simple, transparent and easy to understand.

Cash Compensation.    The annual cash retainer fee for all non-employee directors is $42,000, with no per meeting fees. The Chairman and Vice-Chairman are paid an additional annual cash retainer of $50,000. All non-Chair committee members receive an annual $4,000 cash retainer fee per committee, while the Chairs of the committees receive the following annual cash retainer fees: Audit Committee Chair, $10,000; Compensation Committee Chair, $7,000; and Nomination and Governance Committee Chair, $6,000. The cash retainer fees are paid in quarterly installments in advance, and are prorated as appropriate based upon the dates and capacities in which each individual non-employee director serves. Cash compensation paid in respect of the services of Messrs. Traub and Bellinger as non-employee directors is paid to Raging Capital Management, LLC (“RCM”).

Equity Compensation.    Each of the directors receives an equivalent of $50,000 of equity each year, which amount they can elect to receive in stock options or restricted stock, with a maximum 50% election in restricted stock. The annual grant date for the equity issuances is June 1 of each year. The number of shares to be received in stock options is determined by using the Black-Scholes valuation method to determine the value per option on the valuation date (three business days prior to the grant date), and the number of shares of restricted stock is determined by using the fair market value of our Common Stock on the valuation date, which is the average of the closing bid and ask quotations per share of our Common Stock as reported on the NASDAQ Stock Market LLC. The stock options and restricted stock each vest in full upon the earlier of one year from date of grant or a change of control, as defined in our LTIP or our Omnibus Plan, as applicable. The stock options have an exercise price equal to the closing price of the Company’s Common Stock on the date of grant.

Director Compensation Table
The following table summarizes the compensation of our non-employee directors in fiscal year 2016.

Name	Fees Earned or Paid in Cash	Stock Awards($)(1)	Option Awards($)(2)	All Other Compensation ($)	Total($)
Kenneth H. Traub (3)	$100,000	$25,229	$25,238	$—	$150,467
Robert M. Pons	$102,000	$25,229	$25,238	$—	$152,467
Matthew Stecker (4)	$28,000	-	-	$—	$28,000
Jeannie H. Diefenderfer	$57,000	$25,229	$25,238	$—	$107,467
Brian Bellinger (3) (5)	$37,538	-	$63,896	$—	$101,434
Jeffrey Tuder (6)	$35,923	$29,094	$29,099	$—	$94,116

(1)
These restricted stock grants have a one year vesting period, subject to continued service to the Company. The fair value of the restricted stock on the date of the grants to Mr. Traub, Mr. Pons, Ms. Diefenderfer, and Mr. Tuder, determined in accordance with ASC 718, was $10.95 per share.

(2)
Amounts reflect the aggregate grant date fair value determined by MRV calculated in accordance with ASC 718. All of the director stock options granted in 2016 vest in full one year from the date of grant, have an exercise price equal to the average of the closing bid and ask quotations per share of the Company’s Common Stock as reported on the NASDAQ Capital Market on the date of grant, and have a 10-year term. The aggregate number of shares of restricted stock and stock option awards outstanding as of December 31, 2016 for our directors serving as of that date were: 67,000 and 88,988, respectively.

(3)
Cash compensation paid in respect of the services of Messrs. Traub and Bellinger as non-employee directors is paid to RCM. Mr. Traub is a Managing Partner of RCM and Mr. Bellinger is a Senior Analyst of RCM. RCM is the general partner of Raging Capital Master Fund, Ltd. (“RCM Fund”). RCM Fund beneficially owns 2,136,864 shares of the Company’s Common Stock.

(4)	Mr. Stecker served on the Board of Directors until MRV’s annual meeting held on June 15, 2016.

(5)
Mr. Bellinger joined the Board on February 26, 2016. On June 1, 2016 he received a pro rata award of stock options for the portion of the 12-month measurement period for which he was a member of the Board following February 26, 2016, as well as for the coming year.

(6)
Mr. Tuder joined the Board on April 6, 2016. On June 1, 2016 he received a pro rata award of restricted stock and stock options for the portion of the 12-month measurement period for which he was a member of the Board following April 6, 2016, as well as for the coming year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

EQUITY COMPENSATION PLANS
The table below sets forth information with respect to shares of Common Stock that were authorized for issuance under our existing compensation plans as of December 31, 2016.

Plan Category	Number of securities issuable upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	599,973	$12.68	531,204
Equity compensation plans not approved by security holders	—	—	—
Total	599,973	$12.68	531,204

(1)     Includes shares underlying options granted under the Omnibus Plan and LTIP.
In May 2015, MRV’s stockholders approved the LTIP to replace MRV’s outstanding equity compensation plan, the Omnibus Plan. Upon adoption of the LTIP, no further shares were available for future grants of options or warrants under its predecessor plans including shares that become available as a consequence of the cancellation or forfeiture of outstanding options granted under such plans.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to each holder known to MRV to be the beneficial owner of 5% or more of the outstanding shares of the Company’s Common Stock as of April 27, 2016.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Raging Capital Master Fund, Ltd. c/o Ogier Fiduciary Services (Cayman) Ltd. 89 Nexus Say Camana Bay, Grand Cayman KY 109007 Cayman Islands	2,136,864 (2)	31.4%

(1)
For each holder included in the table above, percentage ownership is calculated by dividing the number of shares beneficially owned by such holder by the 6,801,130 shares of the Company’s Common Stock outstanding as of April 27, 2017. To the knowledge of MRV, none of the holders listed above had the right to acquire any additional MRV shares on or within 60 days after April 27, 2017.

(2)	Based on information contained in a Schedule 13D/A filed with the SEC on April 3, 2017.

Stock Ownership Guidelines

We encourage our directors, officers and employees to own our Common Stock, as we believe that owning Common Stock aligns their interest with the interests of our stockholders. To emphasize this point, the Board of Directors implemented stock ownership guidelines in November 2011 for our directors and officers. The guidelines require directors to hold equity in MRV with a value equal to three times their annual cash retainer prior to being able to sell shares issued upon exercise of stock options, restricted shares or other equity grants received after the date of implementation of the policy. Our Chief Executive Officer must hold equity in MRV with a value equal to five times his annual base salary, our Chief Financial Officer and our Chief Operating Officer are required to hold three times their annual base salaries, and senior vice presidents and vice presidents are required to hold equity with a value equal to two times their annual base salaries, prior to being able to sell shares issued upon exercise of stock options, restricted shares or other equity grants received after the date of implementation of the policy. After directors and officers obtain the threshold stock ownership amounts, they may sell up to 40% of their shares issued upon exercise of stock options, restricted shares and other equity grants received after the date of implementation of the policy, subject to the Company’s Insider Trading Policy. The policy includes a hardship provision for limited circumstances.

Security Ownership of Management

The following table summarizes the number of shares of Common Stock beneficially owned by our Named Executive Officers, by our directors, by our director-nominees and by our directors and executive officers as a group as of April 27, 2017. This table is based on information provided by our officers and directors and our corporate records.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)	Percentage Ownership(3)
Named Executive Officers
Mark J. Bonney	150,618	2.21%
Stephen G. Krulik	32,334	*
Adam L. A. Scheer (4)	25,167	*
Paula W. Barnett (5)	2,031	*

Non-management Directors
Kenneth H. Traub (6)	59,934	*
Robert M. Pons	54,752	*
Jeannie H. Diefenderfer	23,579	*
Brian Bellinger (6)	14,083	*
Jeffrey Tuder	8,822	*
Directors and executive officers as a group (9 persons)	371,320	5.46%

* Less than 1%

(1)	Each holder has sole voting and investment power with respect to these shares, subject to applicable community property laws and except as set forth below.

(2)
All amounts shown include shares subject to stock options which are, or will become, exercisable within 60 days of April 27, 2017, and shares of restricted stock. The number of stock options that are included above for the following individuals is: Mr. Bonney, 85,622, Mr. Krulik, 16,334, Mr. Scheer, 11,667, Mr. Traub, 26,103, Mr. Pons, 26,103, Ms. Diefenderfer 16,534, Mr. Bellinger 14,083, and Mr. Tuder 6,165. The number of shares of restricted stock that are included above for the following individuals are: Mr. Bonney, 64,996, Mr. Krulik, 16,000, Mr. Scheer, 13,500, Ms. Barnett, 2,000, Mr. Traub, 28,649, Mr. Pons, 28,649, Ms. Diefenderfer, 7,045, and Mr. Tuder 2,657.

(3)
For each individual included in the table above, percentage ownership is calculated by dividing the number of shares beneficially owned by the sum of the 6,801,130 shares of the Company’s Common Stock outstanding as of April 27, 2017 plus the number of shares of restricted stock and shares issuable upon exercise of options that are, or will become, exercisable within 60 days of April 27, 2017 held by such individual (but not giving effect to the shares of restricted stock and shares issuable upon exercise of options held by others).

(4)	Mr. Scheer was appointed the Chief Operating Officer, effective December 20, 2016. Previously, he was the Company’s Senior Vice President of Product Line Management & Corporate Development.

(5)	Effective March 31, 2016, Ms. Barnett resigned as Chief Legal Officer and Corporate Secretary.

(6)
Mr. Traub is a Managing Partner of RCM and Mr. Bellinger is a Senior Analyst of RCM. RCM is the general partner of RCM Fund. RCM Fund beneficially owns 2,136,864 shares of the Company’s Common Stock. Mr. Traub and Mr. Bellinger disclaim beneficial ownership of all shares of Company Common Stock owned by RCM Fund.

Information regarding the Company’s securities that are issuable under stockholder-approved and non-stockholder approved plans is set forth in Item 5 “Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Relationships of Officers and Directors
Pursuant to the Audit Committee Charter, it is the responsibility of the Audit Committee to review and approve all related party transactions. While there is no formal policy regarding the standards to be applied by the Audit Committee in determining whether to approve or disapprove related party transactions, in determining whether a proposed related party transaction is in the best interests of the Company and whether to approve or disapprove the transaction, the Audit Committee will generally consider, among other factors, the terms that it believes would be available to the Company in an arm’s length transaction with an unrelated third party. In particular, the Audit Committee has historically required that the terms of the transaction be no less favorable to the Company than those available from an unaffiliated third party and that the Company would be expected to obtain a consistent or more favorable result than it would in an arm’s length transaction with an unrelated third party. In applying this standard, the Committee also considers whether the transaction would be conducted differently than it would be with an unrelated third party. Other factors that may be considered by the Audit Committee in making such determination include the benefit of the transaction to the Company (including the cost, nature, quantity and quality of the goods or services involved), and the terms, conditions and circumstances of the transaction. In making such determination, the Audit Committee relies on information provided to it by Company management as well as the general knowledge and experience of Audit Committee members.

There were no transactions or series of transactions in 2016, or subsequently, in excess of $120,000 regarding related persons as defined by the rules and regulations promulgated under the Exchange Act.

Director Independence
The Board of Directors has determined that each member of the current Board of Directors, other than Mark J. Bonney, is an “independent director” as defined in the rules of the Nasdaq Stock Market, LLC, and our Corporate Governance Policies, which are available on our website at www.mrv.com.
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

The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval policy, and the fees for the services performed through the date of the auditor’s periodic report. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee approved 100% of the professional services for the Audit, Audit-Related, Tax and Other Fees indicated below for the years ended December 31, 2016 and 2015.

Fee Category	2016 Grant Thornton	2015 Grant Thornton
Audit Fees	$825,590	$922,636
Audit-Related Fees	-	-
Tax Fees	$21,131	-
All Other Fees	-	-
Total	$846,721	$922,636

Audit Fees.    This category includes fees billed for professional services rendered for the audits of our consolidated financial statements and internal control over financial reporting and review of the interim consolidated financial statements included in quarterly reports and services normally provided by Grant Thornton for the fiscal years ending December 31, 2016 and 2015, in connection with statutory and regulatory filings or engagements.

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

The Audit Committee has determined that the rendering of the non-audit services by Grant Thornton for the fiscal years ending December 31, 2016 and 2015 is compatible with maintaining Grant Thornton’s independence.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
(1) Financial Statements – See list of Financial Statements on page 74 of the Original Filing.
(2) Financial Statement Schedules – See page 74 of the Original Filing.
(3) Exhibits:

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
21.1
Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 of the Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 9, 2017).

23.1
Consent of Independent Registered Public Accounting Firm (incorporated by reference from Exhibit 23.1 of the Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 9, 2017).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (incorporated by reference from Exhibit 101.INS of the Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 9, 2017).
101.SCH
XBRL Taxonomy Extension Schema Document (incorporated by reference from Exhibit 101.SCH of the Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 9, 2017).

101.CAL
XBRL Taxonomy Calculation Linkbase Document (incorporated by reference from Exhibit 101.CAL of the Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 9, 2017).

101.LAB
XBRL Taxonomy Label Linkbase Document (incorporated by reference from Exhibit 101.LAB of the Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 9, 2017).

101.PRE
XBRL Taxonomy Presentation Linkbase Document (incorporated by reference from Exhibit 101.PRE of the Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 9, 2017).

101.DEF
XBRL Taxonomy Extension Definition Document (incorporated by reference from Exhibit 101.DEF of the Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 9, 2017).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRV Communications, Inc.

Principal Executive Officer:
May 1, 2017	/s/ Mark J. Bonney
Mark J. Bonney Chief Executive Officer and Director

Principal Financial and Accounting Officer:
May 1, 2017	/s/ Stephen G. Krulik
Stephen G. Krulik Chief Financial Officer

Board of Directors:

May 1, 2017	/s/ Kenneth H. Traub
Kenneth H. Traub

May 1, 2017	/s/ Robert Pons
Robert Pons

May 1, 2017	/s/ Brian Bellinger
Brian Bellinger

May 1, 2017	/s/ Jeannie Diefenderfer
Jeannie Diefenderfer

May 1, 2017	/s/ Jeffrey Tuder
Jeffrey Tuder