Form 10-Q
period 2017-03-31
MRV COMMUNICATIONS INC
filed 2017-05-03
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ______________

Commission file number: 001-11174

MRV COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1340090
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

20520 Nordhoff Street, Chatsworth, CA 91311
(Address of principal executive offices, zip code)

(818) 773-0900
(Registrant's telephone number, including area code)

Not Applicable
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

Large accelerated filer [ ]	Accelerated filer [x]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the standard transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [x]

As of April 27, 2017, 6,801,130 shares of Common Stock of MRV Communications, Inc. were outstanding.

MRV Communications, Inc.

Form 10-Q for the Quarter Ended March 31, 2017

PART I - FINANCIAL INFORMATION

Item 1.         Condensed Consolidated Financial Statements

MRV Communications, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Product revenue	$18,125	$16,007
Service revenue	3,050	2,875
Total revenue	21,175	18,882
Cost of Revenue:
Cost of product	9,269	7,595
Cost of services	1,202	1,484
Total cost of revenue	10,471	9,079
Gross profit	10,704	9,803
Operating expenses:
Product development and engineering	4,728	5,344
Selling, general and administrative	6,768	8,017
Total operating expenses	11,496	13,361
Operating loss	(792)	(3,558)
Other expense, net	(203)	(277)
Loss before provision for income taxes	(995)	(3,835)
Provision for income taxes	46	61
Net loss	$(1,041)	$(3,896)

Net loss per share — basic	$(0.15)	$(0.56)
Net loss per share — diluted	$(0.15)	$(0.56)

Weighted average number of shares:
Basic	6,802	6,981
Diluted	6,802	6,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016

Net loss	$(1,041)	$(3,896)
Other comprehensive loss, net of tax
Foreign currency translation gain	94	80
Total comprehensive loss	$(947)	$(3,816)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)
(unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$21,408	$25,116
Restricted time deposits	284	272
Accounts receivable, net	16,575	14,295
Inventories	9,782	9,657
Other current assets	6,949	2,378
Total current assets	54,998	51,718
Property and equipment, net	2,952	3,130
Intangible assets, net	983	1,064
Other assets	262	348
Total assets	$59,195	$56,260

Liabilities and stockholders' equity
Current liabilities:
Deferred consideration payable	$233	$233
Accounts payable	7,471	8,353
Accrued liabilities	9,226	9,195
Deferred revenue	5,480	6,146
Other current liabilities	4,786	156
Total current liabilities	27,196	24,083
Other long-term liabilities	3,831	3,478
Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 16,000 shares
Issued — 8,424 shares in 2017 and 8,425 shares in 2016
Outstanding — 6,801 shares in 2017 and 6,802 shares in 2016	270	270
Additional paid-in capital	1,287,810	1,287,336
Accumulated deficit	(1,240,407)	(1,239,308)
Treasury stock — 1,623 shares in 2017 and 2016	(18,098)	(18,098)
Accumulated other comprehensive loss	(1,407)	(1,501)
Total stockholders' equity	28,168	28,699
Total liabilities and stockholders' equity	$59,195	$56,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,041)	$(3,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	399	500
Share-based compensation expense	415	347
Provision (reduction) for doubtful accounts	(60)	7
Deferred income taxes	—	19
Changes in operating assets and liabilities:
Accounts receivables	(2,215)	313
Inventories	(95)	156
Other assets	(4,483)	447
Accounts payable	(888)	(196)
Accrued liabilities	88	(491)
Deferred revenue	(669)	(793)
Other liabilities	4,984	(136)
Net cash used in operating activities	(3,565)	(3,723)

Cash flows from investing activities:
Purchases of property and equipment	(138)	(282)
Proceeds from sale of Tecnonet	—	4,789
(Increase) release of restricted time deposits	(12)	20
Net cash provided by (used in) investing activities	(150)	4,527

Cash flows from financing activities:
Proceeds from exercise of stock options	3	—
Purchase of treasury shares	—	(51)
Net cash provided by (used in) financing activities	3	(51)
Effect of exchange rate changes on cash and cash equivalents	4	6
Net increase (decrease) in cash and cash equivalents	(3,708)	759
Cash and cash equivalents, beginning of period	25,116	26,169
Cash and cash equivalents, end of period	$21,408	$26,928

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$28	$60

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

The condensed consolidated unaudited financial statements included herein have been prepared by MRV pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The December 31, 2016 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted in the United States of America ("GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, (this “Form 10-Q”) should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, (the “2016 Form 10-K”) filed with the SEC.

In the opinion of MRV's management, the unaudited interim financial information contained herein includes all normal recurring adjustments, necessary to present fairly the financial position of MRV as of March 31, 2017, and the results of its operations and cash flows for the three months ended March 31, 2017 and 2016. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

Recently Issued Accounting Standards

We consider the applicability and impact of all Accounting Standards Updates (“ASUs”). The ASUs not listed below were assessed and determined by management to be either not applicable or are expected to have minimal impact on our consolidated financial position and/or results of operations.

In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09") and in August 2015 issued ASU No. 2015-14, which amended the effective date of the standard to annual reporting periods beginning after December 15, 2017. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. During 2016, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”). Management is continuing to assess the potential impact that adopting the new revenue standards will have on its condensed consolidated financial statements and footnote disclosures. The Company’s current analysis indicates that the most significant effect of the new standard relates to the Company's accounting for certain fulfillment and contract acquisition costs, which will now be capitalized, rather than expensed as incurred, which is the Company's current practice under the current guidance. In addition, the Company expects to continue recognizing product sales at a point in time and service revenue over time. While the Company continues its assessment of the potential effects of the new standard, management anticipates adopting the new standard on a modified retrospective basis effective January 1, 2018.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory" (“ASU 2015-11”). ASU 2015-11 simplifies the guidance on the subsequent measurement of inventory, excluding inventory measured using the last-in, first out (LIFO), or the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value, and defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in ASU 2015-11 became effective in the first quarter of 2017. The Company adopted this standard on January 1, 2017, and the standard did not have a material impact on its condensed consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). The amendments in ASU 2015-17 simplify the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current. The amendments in ASU 2015-17 became effective in the first quarter of 2017. The Company adopted this standard on January 1, 2017, and the standard did not have a material impact on its condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, "Stock Compensation (Topic 718): Improvements to employee Share-Based Payment Accounting" ("ASU 2016-09"). The amendments in ASU 2016-09 simplify the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in ASU 2016-09 became effective in the first quarter of 2017. Upon adoption of ASU 2016-09 on January 1, 2017, the Company recognized approximately $57,000 in share-based compensation charges that had not been previously recognized for forfeitures based on the expected forfeitures method. This additional share-based compensation cost was recorded through a cumulative-effect adjustment to beginning accumulated deficit on January 1, 2017. Management determined that none of the other provisions of ASU 2016-09 will have a material impact on its condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). The amendments in ASU 2016-15 adjust how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and will require adoption on a retrospective basis unless impracticable. If impracticable, the Company would be required to apply the amendments prospectively as of the earliest date possible. Early adoption is permitted. Management is currently evaluating the potential impact that adopting ASU 2016-15 will have on its condensed consolidated financial statements and footnote disclosures.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash — a consensus of the FASB Emerging Issues Task Force" (“ASU 2016-18”). The purpose of ASU 2016-18 is to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. Specifically, ASU 2016-18 requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. The amendments in ASU 2016-18 should be applied using a retrospective transition method to each period presented. Early adoption is permitted. Management is currently evaluating the potential impact that adopting ASU 2016-15 will have on its condensed consolidated financial statements and footnote disclosures.

2.	Cash and Cash Equivalents and Restricted Time Deposits

MRV accounts for highly liquid investments with an original maturity of 90 days or less as cash equivalents. Investments with original maturities at the date of purchase greater than 90 days and remaining time to maturity of one year or less as short-term and are included in restricted time deposits. MRV maintains cash balances and investments in qualified financial institutions, and at various times such amounts are in excess of federally insured limits. As of March 31, 2017 and December 31, 2016, the Company's U.S. entities held $16.8 million and $19.2 million in cash and cash equivalents. The remaining $4.6 million as of March 31, 2017 and December 31, 2016, was held by the Company's foreign subsidiaries in foreign bank deposit accounts.

Restricted time deposits represent investments that are restricted as to withdrawal or use and from time to time may include certificates of deposit. The investments in and releases of restricted time deposits are included in investing activities on the Company's Condensed Consolidated Statements of Cash Flows. As of March 31, 2017 and December 31, 2016, the Company had $0.3 million of restricted time deposits, respectively, representing security deposits that are restricted due to their respective agreements.

3.	Fair Value Measurement

MRV's financial instruments, including cash and cash equivalents, restricted time deposits, accounts receivable, other receivables included in other assets and accounts payable are carried at cost, which approximates their fair value. The fair value of accounts receivable and accounts payable approximate their carrying amounts due to their short-term nature.

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

MRV does not have any financial assets or liabilities that are remeasured at fair value on a recurring basis.

4.	Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality financial institutions, accounts receivable due from customers and other receivables.

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

The following table summarizes the changes in the allowance for doubtful accounts during the three months ended March 31, 2017 (in thousands):

Balance at beginning of period	$267
Reversed to expense	(60)
Write-offs, net of amounts recovered	(29)
Balance at end of period	$178

5.	Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is computed using global standard cost, which approximates actual cost, on a first-in, first-out basis.

Inventories, net of reserves, consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$3,302	$2,485
Work-in process	330	347
Finished goods	6,150	6,825
Total	$9,782	$9,657

6.	Intangible Assets

Intangible assets, net of amortization, consisted of intellectual property such as license agreements and totaled $1.0 million and $1.1 million as of March 31, 2017 and December 31, 2016, respectively. The terms of some of these license agreements provide for use of the licensed software into perpetuity while others are definite. The Company amortizes the cost of the license agreements over the estimated useful life, which can range between three to five years. Amortization expense related to intangible assets was approximately $81,000 and $61,000 for the three months ended March 31, 2017 and 2016, respectively.

The following table illustrates the estimated future amortization expense of intangible assets as of March 31, 2017 (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2017	$223
2018	247
2019	247
2020	149
2021	110
Thereafter	7
Total	$983

7.	Other Current Assets

Other current assets include other accounts receivable, prepaid expenses and other assets that will be consumed or collected within a twelve month period. Other current assets as of March 31, 2017 and December 31, 2016 includes pre-paid expenses of $1.1 million and other receivables of $1.2 million and $1.3 million, respectively. Other current assets as of March 31, 2017, also includes insurance proceeds received by the Company subsequent to March 31, 2017, from its insurer in connection with the resolution of certain indemnification claims. These funds will be paid upon the satisfaction of certain conditions. (See Note 13, Indemnification Obligations)

8.	Product Warranty

As of March 31, 2017 and December 31, 2016, MRV's product warranty liabilities recorded in accrued liabilities was $0.6 million. MRV accrues for warranty costs as part of cost of sales based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of 90 days to three years.

The following table summarizes the activity related to the product warranty liability during the three months ended March 31, 2017 (in thousands):

Balance at beginning of the period	$587
Reversed to expense	(14)
Cost of warranty claims	2
Balance at end of the period	$575

9.	Other Current Liabilities

Other current liabilities include customer pre-payments and reserves for sales returns that will be settled within a twelve month period. Other current liabilities as March 31, 2017 also includes the liability in connection with the resolution of certain indemnification claims. The liability will be released and paid with insurance proceeds received by the Company from its insurer subsequent to March 31, 2017, upon the satisfaction of certain conditions. (See Note 13, Indemnification Obligations)

10.	Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock ("Common Stock") outstanding, including restricted shares which, although they are legally outstanding and have voting rights, are subject to vesting and are treated as Common Stock equivalents in calculating basic net loss per share. Diluted net loss per share is computed using the weighted average number of shares of Common Stock outstanding and potential dilutive shares of Common Stock from stock options and warrants outstanding during the period. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated based on the average share price for each period using the treasury stock method.

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

The following table sets forth the computation of net loss per common share – basic and diluted (in thousands, except per share amounts):

	Three months ended
	March 31
	2017	2016
Numerator:
Net loss	$(1,041)	$(3,896)
Denominator
Basic weighted average common shares outstanding	6,802	6,981
Effect of dilutive securities	—	—
Diluted weighted average common shares outstanding	6,802	6,981

Net loss per common share
Basic	$(0.15)	$(0.56)
Diluted	$(0.15)	$(0.56)

Outstanding stock options to purchase 583,806 and 386,729 shares of Common Stock were excluded from the computation of dilutive loss per shares for the three months ended March 31, 2017 and 2016, respectively, as they were anti-dilutive. Treasury shares are excluded from the number of shares outstanding.

11.	Share-Based Compensation

MRV records share-based compensation expense based on fair value at the grant date. The following table summarizes the impact on MRV's results of operations of recording share-based compensation for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended
	March 31,
	2017	2016
Cost of goods sold	$15	$42
Product development and engineering	59	76
Selling, general and administrative	341	229
Total share-based compensation expense (1)	$415	$347

(1)	Income tax benefits realized from stock option exercises and similar awards were immaterial in all periods.

No stock options or restricted shares were granted during the three months ended March 31, 2017 and 2016.

As of March 31, 2017, the total unrecognized share-based compensation balance for unvested options, net of expected forfeitures, was $2.0 million and is expected to be amortized over a weighted-average period of 1.6 years.

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

12.	Geographic Information

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

Revenues:

The following table summarizes revenue by geographic region for the three months ended March 31, 2017 and 2016 (in thousands):

Three months ended March 31:	2017	% of revenue	2016	% of revenue
Revenue:
United States	$11,271	53%	$9,041	48%
Americas (Excluding U.S.)	2,403	11%	1,290	7%
Europe	3,593	17%	3,197	17%
Asia Pacific	3,908	19%	5,354	28%
Total	$21,175	100%	$18,882	100%

A significant percentage of the revenues generated in the Asia Pacific region are derived from Australia and accounted for 17% and 25% of our consolidated revenue for the three months ended March 31, 2017 and 2016, respectively. Revenues generated in Europe and the Americas (excluding U.S.) did not reflect any significant individual country concentration for the three months ended March 31, 2017 and 2016.

Significant Customers:

Revenue from one customer accounted for 17% of our consolidated revenue for both the three months ended March 31, 2017 and 2016. As of March 31, 2017 and December 31, 2016, amounts due from this customer accounted for 16% and 11% of our consolidated gross accounts receivables, respectively.

Revenue from another customer accounted for 14% of our consolidated revenue for both the three months ended March 31, 2017 and 2016. As of March 31, 2017 and December 31, 2016, amounts due from this customer accounted for 17% and 11% of our consolidated gross accounts receivables, respectively.

Long-lived Assets:

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

	March 31, 2017	December 31, 2016
United States	$2,065	$2,336
Europe (1)	876	782
Asia Pacific	11	12
Total	$2,952	$3,130

(1) Includes Long-lived Assets held in Israel of $0.9 million and $0.8 million as March 31, 2016 and 2017, respectively.

13. Indemnification Obligations

In connection with the sale by MRV of Source Photonics, Inc. ("SPI") in October 2010, MRV agreed to indemnify the buyer against certain claims brought after the closing for prior-occurring events. Most of the indemnification obligations have expired; however, indemnification related to employee benefits, environmental liabilities and taxes extend until their applicable statute of limitations has run plus 90 days, and indemnification obligations are not time limited for title and ownership representations. These indemnification obligations are subject to a $1.0 million deductible and a $20.0 million cap, and we have purchased an insurance policy to protect against such obligations.

The Company has received a notice from SPI, advising the Company of a tax audit for periods including tax returns filed prior to the acquisition of SPI by the buyer. In April 2017 this matter was resolved. MRV does not anticipate any further material impacts upon its business, operating results or financial condition related to this matter. (See Note 17, Subsequent Events)

Our agreements for the sale of certain business (CES in March 2012, Alcadon and Interdata in October 2012, and Tecnonet in December 2015) include customary indemnification obligations to the respective buyers.

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

No liabilities have been recorded for these indemnification agreements as of March 31, 2017 and December 31, 2016.

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

14.	Commitments and Contingencies

Purchase Commitments with Outsourcing Partners and Component Suppliers
We utilize several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of March 31, 2017 and December 31, 2016, the Company had outstanding minimum future commitments for manufacturing and component purchases which totaled $15.4 million and $14.2 million, respectively.

The Company records a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of its future demand forecasts. As of March 31, 2017 and December 31, 2016, the liability for these purchase commitments was $0.5 million and $0.4 million, respectively, and is included in accounts payable on the condensed consolidated balance sheets.
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

Cost Saving Measures and Asset Impairments
During the second half of 2016, the Company initiated cost saving measures intended to optimize its cost structure. These cost saving measures included consolidating facilities in Chatsworth, California which amounted to approximately $0.2 million, in addition to reductions in workforce which included one-time termination benefits of approximately $1.6 million. The costs of implementation were reported under cost of net revenues and operating expenses in the Consolidated Statements of Operations. Substantially all cash outlays in connection with these measures occurred in the third and fourth quarter of 2016.
As of March 31, 2017, activities related to these measures were substantially complete.
The changes in reserves associated with these measures for fiscal 2016 consisted of the following and are included in accrued liabilities on the accompanying Consolidated Balance Sheets (in thousands):

	Severance and Other employee related costs	Facility Closures and Asset impairments
Balance at January 1, 2017	$643	$103
Cash payments made	(392)	(26)
Balance at March 31, 2017	$251	$77

15. Share Repurchase

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

16. Income Taxes

The following table provides details of income taxes for the three months ended March 31, 2017 and 2016 (in thousands, except percentages):

	Three months ended
	March 31,
	2017	2016
Loss before provision for income taxes	$(995)	$(3,835)
Provision for income taxes	46	61
Effective tax rate	(5)%	(2)%

The effective tax rate fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. The income tax expense is primarily due to state minimum income taxes that do not benefit from our state net operating loss carryforwards and to income tax in foreign jurisdictions without net operating loss carryforwards.

As of December 31, 2016, MRV had federal, state and foreign net operating loss ("NOL") carryforwards available of $183.3 million, $112.0 million and $100.8 million, respectively. For federal and state income tax purposes, the NOLs are available to offset future taxable income, begin expiring in 2017 and are available through 2036. Certain foreign NOL carryforwards and tax credits are available indefinitely. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of March 31, 2017, the federal, state and foreign NOLs had a full valuation allowance.

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

17. Subsequent Events

In connection with the sale by MRV of SPI in October 2010, MRV agreed to indemnify the buyer against certain claims brought after the closing for prior-occurring events. The Company has received a notice from SPI, advising the Company of a tax audit for periods including tax returns filed prior to the acquisition of SPI by the buyer. In April 2017, this matter was resolved and the Company recorded insurance proceeds received subsequent to March 31, 2017, in other current assets with a corresponding liability recorded in other current liabilities on the March 31, 2017, Condensed Consolidated Balance Sheet. All legal and other fees related to this matter were expensed as incurred, and MRV has recorded no provision for recovery of costs on this matter. MRV does not anticipate any further material impacts upon its business, operating results or financial condition related to this matter.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q, and Items 6, 7 and 8 of our 2016 Form 10-K. The discussion in this Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may qualify for the safe harbor provided for in Section 21E of the Exchange Act. We generally identify forward-looking statements as statements other than statements of historical fact and by use of such terms as “anticipate,” “appear,” “believe,” “contemplate,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “plan,” “project,” “target,” “foresee,” “goal,” “likely,” “will,” and “would,” or similar statements.

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

In light of the risks and uncertainties inherent whenever matters or events expected to occur or not occur in the future are discussed, there can be no assurance that the forward-looking information contained in this Form 10-Q will in fact transpire or prove to be accurate.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by this introduction. In light of the risks and uncertainties in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. Revenue and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-Q for the reasons detailed in Item 1A “Risk Factors” of Part I on the Company's 2016 Form 10-K and as set forth in item 1A of Part II of this Form 10-Q. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date of this Form 10-Q. The Company undertakes no obligation to amend this Form 10-Q or revise publicly these forward-looking statements (other than pursuant to requirements imposed on registrants pursuant to Item 1A under Part II of Form 10-Q) to reflect subsequent events or circumstances.  Readers should also carefully review the risk factors described in other documents the Company files from time to time with the SEC and the cautionary statements contained in our press releases when we provide forward-looking information.

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

Our business involves reliance on foreign-based offices. Several of our divisions, outside subcontractors and suppliers are located in foreign countries including; Argentina, Australia, Canada, Denmark, Germany, Israel, Italy, Netherlands, Philippines, Poland, Russia, Taiwan, Thailand and the United Kingdom. For the three months ended March 31, 2017 and 2016, revenue from foreign subsidiaries accounted for 20%, and 21%, respectively, of our total revenue. The majority of our foreign sales are to customers located in the Asia Pacific region and Europe with remaining foreign sales primarily to customers in the Americas (Excluding the U.S).

As of March 31, 2017, the Company had $21.4 million in cash and cash equivalents and $0.3 million in restricted time deposits.

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

Accounting for Multiple-Element Arrangements entered. We allocate arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. The selling price we use for each deliverable is based on (a) vendor-specific objective evidence if available; (b) third-party evidence if vendor-specific objective evidence is not available; or (c) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. We allocate discounts in the arrangement proportionally on the basis of the fair value of each deliverable.

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

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of operations data (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue:
Product revenue	$18,125	$16,007
Service revenue	3,050	2,875
Total revenue	21,175	18,882
Cost of Revenue:
Cost of product	9,269	7,595
Cost of services	1,202	1,484
Total cost of revenue	10,471	9,079
Gross profit	10,704	9,803
Operating expenses:
Product development and engineering	4,728	5,344
Selling, general and administrative	6,768	8,017
Total operating expenses	11,496	13,361
Operating loss	(792)	(3,558)
Other expense, net	(203)	(277)
Loss before provision for income taxes	(995)	(3,835)
Provision for income taxes	46	61
Net loss	$(1,041)	$(3,896)

Three months ended March 31, 2017 Compared to the Three months ended March 31, 2016

Three months ended March 31:	2017	2016	$ Change	% Change
Revenue:
Product revenue	$18,125	$16,007	$2,118	13%
Service revenue	3,050	2,875	175	6%
Total revenue	21,175	18,882	2,293	12%
Cost of Revenue:
Cost of product	9,269	7,595	1,674	22%
Cost of services	1,202	1,484	(282)	(19)%
Total cost of revenue	10,471	9,079	1,392	15%
Gross profit	10,704	9,803	901	9%
Operating expenses:
Product development and engineering	4,728	5,344	(616)	(12)%
Selling, general and administrative	6,768	8,017	(1,249)	(16)%
Total operating expenses	11,496	13,361	(1,865)	(14)%
Operating loss	(792)	(3,558)	2,766	(78)%
Other expense, net	(203)	(277)	74	(27)%
Loss before provision for income taxes	(995)	(3,835)	2,840	(74)%
Provision for income taxes	46	61	(15)	(25)%
Net loss	$(1,041)	$(3,896)	$2,855	(73)%

Revenue

Revenue increased $2.3 million, or 12%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to a $2.1 million, or 13%, increase in product revenue and a $0.2 million, or 6% increase in service revenue. The increase in revenue in the United States and Europe was primarily the result of growth in demand in our service provider and data center interconnect markets for our systems and optical components. The decrease in revenue in the Asia Pacific region was primarily due to inventory adjustments impacting bookings in our largest service provider customer during the three months ended December 31, 2016. Conversely, in the Americas (excluding the U.S.), we experienced significant improvement as we witnessed an increase in demand from Tier 1 and Tier 2 customers primarily for our optical components.

The following table summarizes revenue by geographic region (in thousands):

Three months ended March 31:	2017	2016	$ change	% change
Revenue:
United States	$11,271	$9,041	$2,230	25%
Americas (excluding the U.S.)	2,403	1,290	1,113	86%
Europe	3,593	3,197	396	12%
Asia Pacific	3,908	5,354	(1,446)	(27)%
Total revenue	$21,175	$18,882	$2,293	12%

Gross Profit

The Company's cost of revenue consists of materials, compensation expense including non-cash stock-based compensation expense, depreciation expense and other manufacturing overhead costs, expenses associated with excess and obsolete inventories and product warranty costs. Historically, our cost of revenue as a percentage of revenue has fluctuated significantly due to customer, product and sales channel mix, manufacturing yields, sales volumes and inventory and specific product warranty charges.

Gross profit increased $0.9 million, or 9%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, principally due to a $2.1 million, or 13%, increase in product revenue. The combined gross profit margin percentage for product and service revenues decreased 1.3 percentage points to 50.6% for the three months ended March 31, 2017, compared to 51.9% for the three months ended March 31, 2016. The gross profit margin percentage for product revenues decreased 3.7 percentage point to 48.9% for the three months ended March 31, 2017, compared to 52.6% for the three months ended March 31, 2016, while the gross profit margin percentage for service revenues increased 12.2% percentage points to 60.6% for the three months ended March 31, 2017, compared to 48.4% for the three months ended March 31, 2016. The 3.7 percentage point decline in product gross profit margin percentage was primarily a result of the mix of product sold and the geographic region sold into. The 12.2% percentage point improvement in service revenue gross profit margin percentage is related to capitalizing on the improvement efforts related to customer support and maintenance to enhance our customer experience that commenced in 2015, resulting in improved utilization of our fixed costs. Additionally, during the three months ended March 31, 2017 service inventory reserves were not as significant as they were in three months ended March 31, 2016 as the Company changed its estimate related to the useful lives of its service inventory in the second half of the 2016.

Operating Expenses

Operating expenses were $11.5 million, or 54.3% of revenue, for the three months ended March 31, 2017, compared to $13.4 million, or 70.8% of revenue, for the three months ended March 31, 2016. The $1.9 million, or 14% decrease in operating expenses for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, were primarily driven by a $1.5 million decrease in labor expense due to decreased headcount. Additionally, operating expenses benefited from reduced other overhead expenses in the amount of $0.3 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, driven by reduced occupancy expenses due to facility consolidation, reduced software maintenance expenses due to decrease in software needs and reduced provisions for bad debt due to improved collections.

Operating Loss

The Company reported an operating loss of $0.8 million for the three months ended March 31, 2017, compared to an operating loss of $3.6 million for three months ended March 31, 2016. The $2.8 million improvement in operating results was primarily the result of $2.3 million, or 12% increase in revenue. Our operating margin declined to (3.7)% for the three months ended March 31, 2017, compared to (18.8)% operating margin for the three months ended March 31, 2016. The operating loss included share-based compensation expense of $0.4 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2017 was approximately $46,000, compared to $61,000 for the three months ended March 31, 2016, and was computed based on an estimated annual effective tax rate for the Company in each of the various tax jurisdictions we operate. Our income tax provision fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax.
Liquidity and Capital Resources

During the three months ended March 31, 2017, the Company's cash decreased approximately $3.7 million to $21.4 million from $25.1 million. There were net cash outflows from working capital of approximately $3.3 million, including a $2.2 million increase in accounts receivable primarily due to timing of shipments during the quarter and cash receipts, a $0.8 million decrease in accounts payable and accrued liabilities as a result of timing of cash disbursements to component manufacturers and consultants, as well as cash payments related to headcount reductions implemented during the three months ended December 31, 2016. In addition, there was a $0.7 million decrease in deferred revenue due to timing of shipments, partially offset by cash inflows of $0.4 million, resulting from an increase in other long term liabilities primarily due to an increase in long term deferred service revenue. Net cash used in investing activities included $0.2 million in purchases of property, plant and equipment. Net cash used in financing activities were not significant during the three months ended March 31, 2017.

We periodically review our capital position and consider returning capital to stockholders through special dividends or share repurchases when cash on hand exceeds our foreseeable cash needs. We also periodically review the capital needs of our business units. We plan to invest approximately $2.0 million over the next 12 months to upgrade our infrastructure and equipment needed to support the Company's growth objectives in the Carrier Ethernet and optical transport markets among others. We believe that cash on hand will be sufficient to satisfy current operating needs, capital expenditures and product development and engineering requirements for at least the next 12 months. We may seek to obtain debt financing if we believe it appropriate. We may limit our ability to use available NOLs if we seek financing through issuance of additional equity securities.

Working Capital

The following table summarizes our working capital position (in thousands):

	March 31, 2017	December 31, 2016
Current assets	$54,998	$51,718
Current liabilities	27,196	24,083
Working capital	$27,802	$27,635
Current ratio (1)	2.0	2.1

(1)	Determined by dividing total current assets by total current liabilities.

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

Contractual Obligations

During the three months ended March 31, 2017, there were no material changes in our contractual obligations.

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

Market risk represents the risk of loss that may impact our condensed consolidated financial statements through adverse changes in financial market prices and rates and inflation. Our market risk exposure results primarily from fluctuations in foreign exchange and interest rates. We manage our exposure to these market risks through our regular operating and financing activities, and when deemed necessary, through the use of derivative financial instruments. The Company may from time to time use derivative financial instruments as risk management tools to manage risks of volatility in interest and foreign exchange rate movements on anticipated transactions and not for trading or speculative purposes and does not maintain such instruments that may expose the Company to significant market risk. During the three months ended March 31, 2017 and 2016 the Company did not use derivative financial instruments and as of March 31, 2017 and December 31, 2016, we did not have any such derivative financial instruments outstanding.

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

Certain assets and liabilities, including certain bank accounts, accounts receivables and accounts payables of some of our business units, exist in currencies other than the functional currency of the related business units and are sensitive to foreign currency exchange rate fluctuations. These currencies principally include the U.S. dollar, the Israeli new shekel, the Euro and the Taiwan dollar. When these transactions are settled in a currency other than the functional currency, we recognize a foreign currency transaction gain or loss.

When we translate the financial position or results of operations of subsidiaries with functional currencies other than the U.S. dollar, we recognize a foreign currency translation gain or loss as a component of other comprehensive income (loss). Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, the Israeli new shekel and to a substantially lesser extent, the Taiwan dollar and Euro. For the three months ended March 31, 2017 and 2016, 20% and 21% of revenue, respectively, and 36% and 35%, of operating expenses, respectively, were generated and incurred at foreign subsidiaries. For the three months ended March 31, 2017, the exchange rates for the Taiwan dollar strengthened 6% against the U.S. dollar compared to the three months ended March 31, 2016, so revenue and expenses in these currencies translated into slightly more dollars than they would have in the prior period. For the three months ended March 31, 2017, the exchange rates for the Israeli new shekel strengthened 4% against the U.S. dollar compared to the three months ended March 31, 2016, so revenue and expenses in these currencies translated into slightly more dollars than they would have in the prior period.

Fluctuations in currency exchange rates of foreign currencies have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements. The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands):

	March 31, 2017	December 31, 2016
U.S. dollars	$19,388	$22,923
Euros	90	194
Taiwan dollars	29	43
Israeli new shekels	1,197	952
Other	704	1,004
Total cash and cash equivalents	$21,408	$25,116

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

As of March 31, 2017, under the supervision and with the participation of MRV's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of March 31, 2017, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in MRV's periodic SEC reports.

There has been no change in our internal control over financial reporting during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the Company's risk factors that have been previously disclosed in Part I, Item 1A of the Company's 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized on May 3, 2017.

MRV COMMUNICATIONS, INC.

By: /s/ Mark J. Bonney
Mark J. Bonney
Chief Executive Officer
Principal Executive Officer

By: /s/ Stephen G. Krulik
Stephen G. Krulik
Chief Financial Officer
Principal Financial and Accounting Officer