Form 10-Q
period 2017-06-30
MRV COMMUNICATIONS INC
filed 2017-08-02
CIK 887969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2017

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ______________

Commission file number: 001-11174

MRV COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1340090
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

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

As of August 1, 2017, 6,812,380 shares of Common Stock of MRV Communications, Inc. were outstanding.

MRV Communications, Inc.

Form 10-Q for the Quarter Ended June 30, 2017

PART I - FINANCIAL INFORMATION

Item 1.         Condensed Consolidated Financial Statements

MRV Communications, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Product revenue	$16,283	$18,658	$34,408	$34,665
Service revenue	3,442	2,926	6,492	5,801
Total revenue	19,725	21,584	40,900	40,466
Cost of Revenue:
Cost of product	8,666	10,285	17,935	17,880
Cost of services	902	1,228	2,104	2,712
Total cost of revenue	9,568	11,513	20,039	20,592
Gross profit	10,157	10,071	20,861	19,874
Operating expenses:
Product development and engineering	4,610	5,125	9,338	10,469
Selling, general and administrative	7,455	7,007	14,223	15,024
Total operating expenses	12,065	12,132	23,561	25,493
Operating loss	(1,908)	(2,061)	(2,700)	(5,619)
Other income (expense), net	(155)	74	(358)	(203)
Loss before provision for income taxes	(2,063)	(1,987)	(3,058)	(5,822)
Provision for income taxes	34	36	80	97
Net loss	$(2,097)	$(2,023)	$(3,138)	$(5,919)

Net loss per share — basic	$(0.31)	$(0.29)	$(0.46)	$(0.84)
Net loss per share — diluted	$(0.31)	$(0.29)	$(0.46)	$(0.84)

Weighted average number of shares:
Basic	6,786	7,092	6,784	7,042
Diluted	6,786	7,092	6,784	7,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss	$(2,097)	$(2,023)	$(3,138)	$(5,919)
Other comprehensive loss, net of tax
Foreign currency translation gain (loss)	(1)	(43)	93	37
Total comprehensive loss	$(2,098)	$(2,066)	$(3,045)	$(5,882)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values)
(unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$24,333	$25,116
Restricted cash and time deposits	4,918	272
Accounts receivable, net	16,926	14,295
Inventories	9,374	9,657
Other current assets	2,177	2,378
Total current assets	57,728	51,718
Property and equipment, net	2,985	3,130
Intangible assets, net	893	1,064
Other assets	264	348
Total assets	$61,870	$56,260

Liabilities and stockholders' equity
Current liabilities:
Deferred consideration payable	$233	$233
Accounts payable	9,296	8,353
Accrued liabilities	9,974	9,195
Deferred revenue	7,223	6,146
Other current liabilities	4,778	156
Total current liabilities	31,504	24,083
Other long-term liabilities	3,968	3,478
Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred Stock, $0.01 par value: Authorized — 1,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.0017 par value:
Authorized — 16,000 shares
Issued — 8,435 shares in 2017 and 8,425 shares in 2016
Outstanding — 6,812 shares in 2017 and 6,802 shares in 2016	270	270
Additional paid-in capital	1,288,135	1,287,336
Accumulated deficit	(1,242,501)	(1,239,308)
Treasury stock — 1,623 shares in 2017 and 2016	(18,098)	(18,098)
Accumulated other comprehensive loss	(1,408)	(1,501)
Total stockholders' equity	26,398	28,699
Total liabilities and stockholders' equity	$61,870	$56,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

MRV Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,138)	$(5,919)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	758	1,015
Share-based compensation expense	804	697
Reduction in provision for doubtful accounts	(94)	(17)
Changes in operating assets and liabilities:
Accounts receivables	(2,532)	(1,073)
Inventories	298	1,872
Other assets	477	371
Accounts payable	937	207
Accrued liabilities	824	(319)
Deferred revenue	1,075	(879)
Other liabilities	4,949	170
Net cash provided by (used in) operating activities	4,358	(3,875)

Cash flows from investing activities:
Purchases of property and equipment	(440)	(435)
Proceeds from sale of Tecnonet	—	4,789
(Increase) release of restricted cash and time deposits	(4,646)	22
Net cash provided by (used in) investing activities	(5,086)	4,376

Cash flows from financing activities:
Proceeds from exercise of stock options	3	116
Purchase of treasury shares	—	(1,871)
Shares repurchased for tax withholdings on vesting of restricted stock awards	(64)	(112)
Net cash used in financing activities	(61)	(1,867)
Effect of exchange rate changes on cash and cash equivalents	6	7
Net decrease in cash and cash equivalents	(783)	(1,359)
Cash and cash equivalents, beginning of period	25,116	26,169
Cash and cash equivalents, end of period	$24,333	$24,810

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$87	$104

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

The condensed consolidated unaudited financial statements included herein have been prepared by MRV pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The December 31, 2016 Condensed Consolidated Balance Sheet was derived from the audited financial statements, but does not include all disclosures required by generally accepted in the United States of America ("GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, (this “Form 10-Q”) should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, (the “2016 Form 10-K”) filed with the SEC.

In the opinion of MRV's management, the unaudited interim financial information contained herein includes all normal recurring adjustments, necessary to present fairly the financial position of MRV as of June 30, 2017, and the results of its operations and cash flows for the three and six months ended June 30, 2017 and 2016. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

Recently Issued Accounting Standards

We consider the applicability and impact of all Accounting Standards Updates (“ASUs”). The ASUs not listed below were assessed and determined by management to be either not applicable or are expected to have minimal impact on our consolidated financial position and/or results of operations.

In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09") and in August 2015 issued ASU No. 2015-14, which amended the effective date of the standard to annual reporting periods beginning after December 15, 2017. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. During 2016, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”). Management is continuing to assess the potential impact that adopting the new revenue standards will have on its condensed consolidated financial statements and footnote disclosures. Management's current analysis indicates that the most significant effect of the new standard relates to the Company's accounting for certain fulfillment and contract acquisition costs, which will be capitalized, rather than expensed as incurred, which is the Company's current practice under the current guidance. In addition, management expects to continue recognizing product sales at a point in time and service revenue over time. While management continues its assessment of the potential effects of the new standard, management anticipates adopting the new standard on a modified retrospective basis effective January 1, 2018.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory" (“ASU 2015-11”). ASU 2015-11 simplifies the guidance on the subsequent measurement of inventory, excluding inventory measured using the last-in, first out (LIFO), or the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value, and defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in ASU 2015-11 became effective in the first quarter of 2017. The Company adopted this standard on January 1, 2017, and the new standard did not have a material impact on its condensed consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). The amendments in ASU 2015-17 simplify the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current. The amendments in ASU 2015-17 became effective in the first quarter of 2017. The Company adopted this standard on January 1, 2017, and the new standard did not have a material impact on its condensed consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash — a consensus of the FASB Emerging Issues Task Force" (“ASU 2016-18”). The purpose of ASU 2016-18 is to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. Specifically, ASU 2016-18 requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. The amendments in ASU 2016-18 should be applied using a retrospective transition method to each period presented. Early adoption is permitted. Management is currently evaluating the potential impact that adopting ASU 2016-18 will have on its condensed consolidated financial statements and footnote disclosures.

In May 2017, the FASB issued ASU 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting,” clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The amendments in ASU 2017-09 require modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. ASU 2017-09 is effective on a prospective basis beginning on January 1, 2018. Early adoption is permitted. Management is currently evaluating the potential impact that adopting ASU 2017-09 will have on its condensed consolidated financial statements and footnote disclosures.

2.	Cash and Cash Equivalents and Restricted Cash and Time Deposits

MRV accounts for highly liquid investments with an original maturity of 90 days or less as cash equivalents. Investments with original maturities at the date of purchase greater than 90 days and remaining time to maturity of one year or less as short-term and are included in restricted time deposits. MRV maintains cash balances and investments in qualified financial institutions, and at various times such amounts are in excess of federally insured limits. As of June 30, 2017 and December 31, 2016, the Company's U.S. entities held $18.0 million and $19.2 million in cash and cash equivalents. The remaining $6.3 million and $5.9 million as of June 30, 2017 and December 31, 2016, respectively, was held by the Company's foreign subsidiaries in foreign bank deposit accounts.

Restricted time deposits represent investments that are restricted as to withdrawal or use and from time to time may include certificates of deposit. The investments in and releases of restricted time deposits are included in investing activities on the Company's Condensed Consolidated Statements of Cash Flows. As of June 30, 2017 and December 31, 2016, the Company had $4.9 million and $0.3 million of restricted cash and time deposits, respectively, primarily comprised of insurance proceeds received by the Company from its insurer in connection with the resolution of certain indemnification claims in addition to security deposits that are restricted due to their respective agreements. The insurance proceeds will be paid upon the satisfaction of certain conditions. (See Note 13, Indemnification Obligations)

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

MRV does not have any financial assets or liabilities that are re-measured at fair value on a recurring basis.

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

The following table summarizes the changes in the allowance for doubtful accounts during the six months ended June 30, 2017 (in thousands):

Balance at beginning of period	$267
Reversed to expense	(94)
Write-offs, net of amounts recovered	22
Balance at end of period	$195

5.	Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is computed using global standard cost, which approximates actual cost, on a first-in, first-out basis.

Inventories, net of reserves, consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$3,079	$2,485
Work-in process	219	347
Finished goods	6,076	6,825
Total	$9,374	$9,657

6.	Intangible Assets

Intangible assets, net of amortization, consisted of intellectual property such as license agreements and totaled $0.9 million and $1.1 million as of June 30, 2017 and December 31, 2016, respectively. The terms of some of these license agreements provide for use of the licensed software into perpetuity while others are definite. The Company amortizes the cost of the license agreements over the estimated useful life, which can range between three to five years. Amortization expense related to intangible assets was approximately $172,000 and $122,000 for the six months ended June 30, 2017 and 2016, respectively. The gross carrying amount of intangible assets before amortization was $1.6 million with an accumulated amortization of approximately $0.7 million through June 30, 2017.

The following table illustrates the estimated future amortization expense of intangible assets as of June 30, 2017 (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2017	$133
2018	247
2019	247
2020	149
2021	110
Thereafter	7
Total	$893

7.	Other Current Assets

Other current assets include other accounts receivable, prepaid expenses and other assets that will be consumed or collected within a twelve month period. Other current assets as of June 30, 2017 and December 31, 2016 includes pre-paid expenses of $0.6 million and $1.1 million, respectively and other receivables of $0.8 million and $1.3 million, respectively.

8.	Product Warranty

As of June 30, 2017 and December 31, 2016, MRV's product warranty liabilities recorded in accrued liabilities was $0.6 million. MRV accrues for warranty costs as part of cost of sales based on associated material product costs, technical support labor costs and associated overhead. The products sold are generally covered by a warranty for periods of 90 days to three years.

The following table summarizes the activity related to the product warranty liability during the six months ended June 30, 2017 (in thousands):

Balance at beginning of the period	$587
Reversed to income	(33)
Cost of warranty claims	(2)
Balance at end of the period	$552

9.	Other Current Liabilities

Other current liabilities include customer pre-payments and reserves for sales returns that will be settled within a twelve month period. Other current liabilities as June 30, 2017 also includes a liability in connection with the resolution of certain indemnification claims. The liability will be released and paid with insurance proceeds received by the Company from its insurer upon the satisfaction of certain conditions. (See Note 13, Indemnification Obligations)

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

The following table sets forth the computation of net loss per common share – basic and diluted (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30		June 30
	2017	2016	2017	2016
Numerator:
Net loss	$(2,097)	$(2,023)	$(3,138)	$(5,919)
Denominator
Basic weighted average common shares outstanding	6,786	7,092	6,784	7,042
Effect of dilutive securities	—	—	—	—
Diluted weighted average common shares outstanding	6,786	7,092	6,784	7,042

Net loss per common share
Basic	$(0.31)	$(0.29)	$(0.46)	$(0.84)
Diluted	$(0.31)	$(0.29)	$(0.46)	$(0.84)

Outstanding stock options to purchase 684,772 and 460,692 shares of Common Stock were excluded from the computation of diluted loss per shares for the three months ended June 30, 2017 and 2016, respectively, as they were anti-dilutive. Treasury shares are excluded from the number of shares outstanding.

Outstanding stock options to purchase 640,303 and 419,990 shares of Common Stock were excluded from the computation of diluted loss per shares for the six months ended June 30, 2017 and 2016, respectively, as they were anti-dilutive. Treasury shares are excluded from the number of shares outstanding.

11.	Share-Based Compensation

MRV records share-based compensation expense based on fair value at the grant date. The following table summarizes the impact on MRV's results of operations of recording share-based compensation for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of goods sold	$21	$28	$36	$70
Product development and engineering	39	63	98	139
Selling, general and administrative	329	259	670	488
Total share-based compensation expense (1)	$389	$350	$804	$697

(1)	Income tax benefits realized from stock option exercises and similar awards were immaterial in all periods.

During the three and six months ended June 30, 2017, the Company granted 405,475 stock options with a related fair value of $4.14 per option and 38,525 restricted shares with a related fair value $8.90 per share. During the three and six months ended June 30, 2016, the Company granted 240,039 stock options with a related fair value of $4.86 per option and 88,869 restricted shares with a related fair value of $10.95 per share. No stock options or restricted shares were granted during the three months ended March 31, 2017 and 2016.

As of June 30, 2017, the total unrecognized share-based compensation balance for unvested options, net of expected forfeitures, was $3.6 million and is expected to be amortized over a weighted-average period of 2.4 years.

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

The following weighted average assumptions were used for estimating the fair value of options granted during the six months ended June 30, 2017 and 2016:

Six Months Ended June 30:	2017	2016
Risk-free interest rate	1.9%	1.4%
Dividend yield (1)	—	—
Volatility	48%	46%
Expected life (in years)	5.8	5.9

(1)	As the Company does not pay a dividend on a regular basis, and dividends paid in the past have been special in nature, a dividend rate of zero was used.

12.	Geographic Information

Following the completion of the sale of the Tecnonet business unit on December 3, 2015, MRV now has one reportable segment: Network Equipment.

MRV's Network Equipment segment designs, manufactures, sells and services equipment used by commercial customers, governments, and telecommunications service providers. Network Equipment revenue primarily consists of carrier Ethernet equipment, optical transport equipment, lab automation equipment, out-of-band networking equipment, service orchestration and provisioning software, and the related service revenue and fiber optic components sold as part of system solutions.

Revenues:

The following table summarizes revenue by geographic region for the three months ended June 30, 2017 and 2016 (in thousands):

Three months ended June 30:	2017	% of revenue	2016	% of revenue
Revenue:
United States	$8,665	44%	$11,916	55%
Americas (excluding U.S.)	2,245	11%	2,665	12%
Europe	3,309	17%	4,251	20%
Asia Pacific	5,506	28%	2,752	13%
Total	$19,725	100%	$21,584	100%

A significant percentage of the revenues generated in the Asia Pacific region are derived from Australia and accounted for 25% and 12% of our consolidated revenue for the three months ended June 30, 2017 and 2016, respectively. Revenues generated in Europe and the Americas (excluding U.S.) did not reflect any significant individual country concentration for the three months ended June 30, 2017 and 2016.

The following table summarizes revenue by geographic region for the six months ended June 30, 2017 and 2016 (in thousands):

Six months ended June 30:	2017	% of revenue	2016	% of revenue
Revenue:
United States	$19,936	49%	$20,956	52%
Americas (Excluding U.S.)	4,648	11%	3,955	10%
Europe	6,902	17%	7,448	18%
Asia Pacific	9,414	23%	8,107	20%
Total	$40,900	100%	$40,466	100%

A significant percentage of the revenues generated in the Asia Pacific region are derived from Australia and accounted for 21% and 17% of our consolidated revenue for the six months ended June 30, 2017 and 2016, respectively. Revenues generated in Europe and the Americas (excluding U.S.) did not reflect any significant individual country concentration for the six months ended June 30, 2017 and 2016.

Significant Customers:

Revenue from one customer accounted for 23% and 11% of our consolidated revenue for the three months ended June 30, 2017 and 2016, respectively, and 20% and 14% of our consolidated revenue for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, amounts due from this customer accounted for 30% and 11% of our consolidated gross accounts receivables, respectively.

Revenue from another customer accounted for 9% and 14% of our consolidated revenue for the three months ended June 30, 2017 and 2016, respectively, and 11% and 14% of our consolidated revenue for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, amounts due from this customer accounted for 11% of our consolidated gross accounts receivables.

Long-lived Assets:

The following table summarizes long-lived assets, consisting of property and equipment, by geographic region (in thousands):

	June 30, 2017	December 31, 2016
United States	$2,088	$2,336
Europe (1)	888	782
Asia Pacific	9	12
Total	$2,985	$3,130

(1) Includes Long-lived Assets of $0.9 million and $0.8 million held in Israel as June 30, 2017 and December 31, 2016, respectively.

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

The Company has received a notice from SPI, advising the Company of a tax audit for periods including tax returns filed prior to the acquisition of SPI by the buyer. In April 2017, this matter was resolved. The liability in connection with the resolution of the indemnification claim is included in other current liabilities as June 30, 2017, and will be released and paid with insurance proceeds included in restricted cash received by the Company from its insurer, upon the satisfaction of certain conditions. MRV does not anticipate any further material impacts upon its business, operating results or financial condition related to this matter.

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

Other than the liability in connection with SPI, no liabilities have been recorded for these indemnification agreements as of June 30, 2017 and December 31, 2016.

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

Purchase Commitments with Outsourcing Partners and Component Suppliers
We utilize several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and testing of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods up to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of June 30, 2017 and December 31, 2016, the Company had outstanding minimum future commitments for manufacturing and component purchases which totaled $13.7 million and $14.2 million, respectively.
The Company records a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of its future demand forecasts. As of June 30, 2017 and December 31, 2016, the liability for these purchase commitments was $0.6 million and $0.4 million, respectively, and is included in accounts payable on the condensed consolidated balance sheets.
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

In April 2017, MRV received a complaint from Nestor Hilsenrat, a former employee, and a request for a labor board hearing. Mr. Hilsenrat, who had been working in Argentina as the Company's Regional Sales Director for Caribbean and Latin America prior to being terminated as part of a reduction in force, claims that MRV improperly calculated severance payouts related to his termination. Mr. Hilsenrat alleges that MRV owes additional severance along with penalties and interest totaling approximately $2.9 million. Management believes that these allegations are without merit and therefore has not accrued any provisions as of June 30, 2017. However, depending on the actual outcome of the prcoeedings, provisions could be recorded in the future which may have a material adverse effect on the Company’s operating results.

Kachelmyer v. MRV Communications, Inc., et al. On July 21, 2017, a putative securities class action complaint (the “Kachelmyer Complaint”) for an action captioned Kachelmyer v. MRV Communications, Inc., et al. was filed in the Superior Court of California, Los Angeles County. The complaint names as defendants the members of the MRV Board of Directors, as well as MRV. The complaint purports to be brought individually and on behalf of similarly situated public shareholders of MRV and alleges, among other things, that the members of the MRV Board of Directors breached their fiduciary duties to the stockholders of MRV by approving the Merger Agreement and the transactions contemplated therein (the “Transactions”) on terms and conditions alleged to be materially unfair to MRV’s stockholders, and by issuing allegedly materially incomplete and misleading disclosures in connection therewith in the Schedule 14D-9. For descriptions of the Merger Agreement, the Transactions, and the Schedule 14D-9, see Note 17, Subsequent Events. The complaint seeks, among other things, (i) injunctive relief, including enjoining the MRV Board of Directors, and anyone acting in concert with them, from consummating the Transactions, (ii) certification of the action as a class action, (iii) in the event the Transactions are consummated, rescinding the Transactions or awarding damages to MRV’s stockholders, (iv) an award of attorneys’ fees and other fees and costs and (v) such other further relief as the court deems just and proper. A preliminary injunction could delay or jeopardize the completion of the Transactions, and permanent injunctive relief could indefinitely enjoin completion of the Transactions. MRV believes that the claims stated in the Kachelmyer Complaint have no merit; however, the outcome of this matter is uncertain.

Allia v. MRV Communications, Inc. et al. On July 24, 2017, a putative securities class action complaint (the “Allia Complaint”) for an action captioned Allia v. MRV Communications, Inc., et al. was filed in the United States District Court for the Central District of California by Peter Allia, a purported owner of Shares, on behalf of himself and all other public stockholders of MRV, against MRV and the members of the MRV Board of Directors in connection with the pending Offer, the Merger and the other transactions contemplated by the Merger Agreement. The Allia Complaint claims that, among other things, the members of the MRV Board of Directors breached their fiduciary duties to the stockholders of MRV by approving the Merger Agreement and the transactions contemplated thereby on terms and conditions alleged to be materially unfair to MRV’s stockholders and by allegedly omitting and misrepresenting material information on MRV’s Schedule 14D-9 in connection therewith, with such material information alleged to include, among other things, MRV’s financial projections and sales process and certain financial analyses performed by Cowen in connection with the pending Offer, the Merger and the other transactions contemplated by the Merger Agreement. The Allia Complaint further alleges that MRV and the members of the MRV Board of Directors violated Section 14(e) and 20(a) of the Exchange Act by issuing the Schedule 14D-9 with such alleged omissions and misrepresentations of material information as described in the immediately preceding sentence. The Allia Complaint seeks various remedies, including, among other things, (i) certification of the action as a class action, (ii) enjoining the pending Offer and the Merger, (iii) in the event the Offer and the Merger are consummated, rescinding them and setting them aside or awarding rescissory damages, (iv) declaring the Merger Agreement unlawful and unenforceable, (v) awarding damages to the plaintiff and the public stockholders of MRV, (vi) awarding the plaintiff fees and expenses (including reasonable attorneys’ and experts’ fees and expenses) incurred by the plaintiff in connection with the litigation and (vii) granting such other and further relief as the court may deem just and proper. A preliminary injunction could delay or jeopardize the completion of the Transactions, and permanent injunctive relief could indefinitely enjoin completion of the Transactions. MRV believes that the claims stated in the Allia Complaint have no merit; however, the outcome of this matter is uncertain.

Chelvaratnam v. Ken Traub, et al. On July 25, 2017, a putative class action complaint (the “Chelvaratnam Complaint”) for an action captioned Chelvaratnam v. Ken Traub, et al., was filed in the Superior Court of the State of California for the County of Los Angeles by Ravindran Chelvaratnam, a purported owner of Shares, on behalf of himself and all other public stockholders of MRV, against the members of the MRV Board of Directors in connection with the pending Offer and the Merger. The Chelvaratnam Complaint claims that, among other things, the members of the MRV Board of Directors breached their fiduciary duties to the stockholders of MRV by approving the Merger Agreement and the Transactions on terms and conditions and through processes alleged to be materially unfair to MRV’s stockholders, and by issuing allegedly materially incomplete and misleading disclosures in connection therewith in the Schedule 14D-9. The Chelvaratnam Complaint seeks various remedies, including, among other things, (i) certification of the action as a class action; (ii) preliminarily and permanently enjoining the Merger from being consummated, (iii) to the extent already implemented, rescinding the Merger Agreement or any of the terms thereof, or granting the plaintiff and MRV’s public stockholders rescissory damages, (iv) directing the defendants to account to the plaintiff and the public stockholders of MRV for all damages allegedly suffered, (v) awarding the plaintiff fees and expenses (including reasonable attorneys’ and experts’ fees and expenses) incurred by the plaintiff in connection with the action and (vi) granting such other and further relief as the court may deem just and proper. A preliminary injunction could delay or jeopardize the completion of the Offer or the Merger, and permanent injunctive relief could indefinitely enjoin completion of the Offer or the Merger. MRV believes that the claims stated in the Chelvaratnam Complaint have no merit; however, the outcome of this matter is uncertain.

Scarantino v. MRV Communications, Inc. On July 25, 2017, a putative securities class action complaint (the “Scarantino Complaint”) for an action captioned Scarantino v. MRV Communications, Inc., et al. was filed in the United States District Court for the Central District of California by Louis Scarantino, a purported owner of Shares, on behalf of himself and all other public stockholders of MRV, against MRV and the members of the MRV Board of Directors in connection with the pending Offer and the Merger. The Scarantino Complaint claims that, among other things, MRV and the members of the MRV Board of Directors violated Sections 14(e), 14(d) and 20(a) of the Exchange Act, as applicable, by allegedly misrepresenting and omitting material information on the Schedule 14D-9 in connection with the pending Offer, the Merger and the Transactions. The Scarantino Complaint seeks various remedies, including, among other things, (i) enjoining the Merger from being consummated, (ii) in the event the Merger is consummated, rescinding it and setting it aside or awarding rescissory damages, (iii) awarding the plaintiff fees and expenses (including reasonable attorneys’ and experts’ fees and expenses) incurred by the plaintiff in connection with the action and (iv) granting such other and further relief as the court may deem just and proper. A preliminary injunction could delay or jeopardize the completion of the Offer or the Merger, and permanent injunctive relief could indefinitely enjoin completion of the Offer or the Merger. MRV believes that the claims stated in the Scarantino Complaint have no merit; however, the outcome of this matter is uncertain.

Trottier v. MRV Communications, Inc., et al. On July 27, 2017, a putative securities class action complaint (the “Trottier Complaint”) for an action captioned Trottier v. MRV Communications, Inc., et al., Case No. 2:17-cv-05581, was filed in the United States District Court for the Central District of California by Mark Trottier, a purported owner of Shares, on behalf of himself and all other public stockholders of MRV, against MRV and the members of the MRV Board of Directors in connection with the pending Offer and the Merger. The Trottier Complaint claims that, among other things, MRV and the members of the MRV Board of Directors violated Sections 14(e), 14(d)(4) and 20(a) of the Exchange Act and Rule 14a-9 under the Exchange Act (17 C.F.R. § 240.14a-9), as applicable, by allegedly making untrue statements of material fact and allegedly omitting certain material facts relating to the pending Offer, the Merger and the other transactions contemplated by the Merger Agreement on the Schedule 14D-9. The Trottier Complaint seeks various remedies, including, among other things, (i) certification of the action as a class action, (ii) preliminarily and permanently enjoining the Offer and the Merger from being consummated, (iii) in the event the Offer and the Merger are consummated, rescinding them and setting them aside or awarding rescissory damages, (iv) awarding the plaintiff costs (including reasonable attorneys’ and experts’ fees and expenses) incurred by the plaintiff in connection with the action and (v) granting such further relief as the court deems just and proper. A preliminary injunction could delay or jeopardize the completion of the Offer or the Merger, and permanent injunctive relief could indefinitely enjoin completion of the Offer or the Merger. MRV believes that the claims in the Trottier Complaint have no merit; however, the outcome of this matter is uncertain.

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
As of June 30, 2017, activities related to these measures were substantially complete.
The changes in reserves associated with these measures for 2016 consisted of the following and are included in accrued liabilities on the accompanying Consolidated Balance Sheets (in thousands):

	Severance and Other employee related costs	Facility Closures and Asset impairments
Balance at January 1, 2017	$643	$103
Cash payments made	(563)	(26)
Balance at June 30, 2017	$80	$77

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

16. Income Taxes

The following table provides details of income taxes for the three and six months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Loss before provision for income taxes	$(2,063)	$(1,987)	$(3,058)	$(5,822)
Provision for income taxes	34	36	80	97
Effective tax rate	(2)%	(2)%	(3)%	(2)%

The effective tax rate fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax. The income tax expense is primarily due to state minimum income taxes that do not benefit from our state net operating loss carryforwards and to income tax in foreign jurisdictions without net operating loss carryforwards.

As of December 31, 2016, MRV had federal, state and foreign net operating loss ("NOL") carryforwards available of $183.3 million, $112.0 million and $100.8 million, respectively. For federal and state income tax purposes, the NOLs are available to offset future taxable income, begin expiring in 2017 and are available through 2036. Certain foreign NOL carryforwards and tax credits are available indefinitely. Under the Internal Revenue Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, capital loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs and capital loss carryforwards existing at that time could be limited. As of June 30, 2017, the federal, state and foreign NOLs had a full valuation allowance.

On January 26, 2016, the Company's Board of Directors approved the adoption of a "Rights Plan" in an effort to protect the Company from potential adverse consequences arising under the Internal Revenue Code, such adverse consequences including a significant reduction in the annual utilization of the Company’s net operating loss carryforwards and built-in losses and the impairment or loss of the NOLs and built-in losses prior to their use. On July 2, 2017, the Company entered into an amendment to the Rights Agreement. (See Note 17, Subsequent Events)

17. Subsequent Events

Tender Offer for MRV Common Stock by ADVA and Merger

On July 2, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ADVA NA Holdings, Inc. (“Parent”), and Golden Acquisition Corporation, a wholly-owned Subsidiary of Parent (“Merger Sub”).Concurrently with entering into the Merger Agreement, ADVA Optical Networking SE (“ADVA SE”), the German parent company of Parent, is guarantying for the benefit of the Company the payment obligations of Parent and Merger Sub under the Merger Agreement.

The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub would commence a tender offer (the “Offer”) to acquire all of the issued and outstanding shares of the Company’s Common Stock, including all associated rights under the Rights Agreement, at a price per share of Common Stock of $10.00 (the “Offer Price”). Following completion of the Offer, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Parent.  The Merger will be governed by Section 251(h) of the General Corporation Law of the State of Delaware, with no stockholder vote required to consummate the Merger. At the effective time of the Merger, each share of the Company’s Common Stock that has not been tendered and accepted for payment in the Offer (other than (a) shares that are held by the Company as treasury stock or owned by ADVA SE, Merger Sub, Parent or any subsidiary of the Company; and (b) shares held by stockholders who are entitled to, who demand appraisal of their shares and who otherwise validly exercise their appraisal rights under the Delaware General Corporation Law with respect to such shares and do not withdraw their demand or lose their right to appraisal) will be canceled and converted into the right to receive an amount in cash equal to the Offer Price, without interest and less any applicable taxes required to be withheld.

A Tender Offer Statement on Schedule TO was filed with the SEC on July 17, 2017 by Merger Sub, Parent, and ADVA SE. On the same date, MRV filed a Solicitation/Recommendation Statement on Schedule 14D-9 (as amended or supplemented from time to time, the “Schedule 14D-9”). As of the date of the filing of this Form 10-Q, the Offer remains open.

Rights Plan Amendment

In connection with the Offer and the Merger, the Company has entered into an amendment to the Rights Agreement (the “Rights Agreement Amendment”). The Rights Agreement Amendment provides that the Rights Agreement will not apply to the Offer, the Merger or any of the other transactions or agreements contemplated by the Merger Agreement.

Commitments

In the event of a change in control, the Company has an obligation to all its existing equity plan participants participating in the 2015 Long-Term Incentive Plan and 2007 Omnibus plan, whereby all outstanding equity awards will be deemed to be fully vested and will be canceled in exchange for the transaction value of $10.00 per share of Common Stock. The Company will be required to accelerate all outstanding stock options and restricted stock awards as of the date of the change in control and recognize an expense of approximately $3.7 million in non-cash share-based compensation expense.

In addition, the Company has certain obligations to its named executive officers and senior management. The Company will be required to record an expense $0.7 million related to these potential obligations, should the change in control occur.

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

Our business involves reliance on foreign-based offices. Several of our divisions, outside subcontractors and suppliers are located in foreign countries including; Argentina, Australia, Canada, Denmark, Germany, Israel, Italy, Netherlands, Philippines, Poland, Russia, Taiwan, Thailand and the United Kingdom. For the six months ended June 30, 2017 and 2016, revenue from foreign subsidiaries accounted for 21%, and 22%, respectively, of our total revenue. The majority of our foreign sales are to customers located in the Asia Pacific region and Europe with remaining foreign sales primarily to customers in the Americas (Excluding the U.S).

As of June 30, 2017, the Company had $24.3 million in cash and cash equivalents and $4.9 million in restricted cash and time deposits.

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

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of operations data (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Product revenue	$16,283	$18,658	$34,408	$34,665
Service revenue	3,442	2,926	6,492	5,801
Total revenue	19,725	21,584	40,900	40,466
Cost of Revenue:
Cost of product	8,666	10,285	17,935	17,880
Cost of services	902	1,228	2,104	2,712
Total cost of revenue	9,568	11,513	20,039	20,592
Gross profit	10,157	10,071	20,861	19,874
Operating expenses:
Product development and engineering	4,610	5,125	9,338	10,469
Selling, general and administrative	7,455	7,007	14,223	15,024
Total operating expenses	12,065	12,132	23,561	25,493
Operating loss	(1,908)	(2,061)	(2,700)	(5,619)
Other expense, net	(155)	74	(358)	(203)
Loss before provision for income taxes	(2,063)	(1,987)	(3,058)	(5,822)
Provision for income taxes	34	36	80	97
Net loss	$(2,097)	$(2,023)	$(3,138)	$(5,919)

Three months ended June 30, 2017 Compared to the Three months ended June 30, 2016

Three months ended June 30:	2017	2016	$ Change	% Change
Revenue:
Product revenue	$16,283	$18,658	$(2,375)	(13)%
Service revenue	3,442	2,926	516	18%
Total revenue	19,725	21,584	(1,859)	(9)%
Cost of Revenue:
Cost of product	8,666	10,285	(1,619)	(16)%
Cost of services	902	1,228	(326)	(27)%
Total cost of revenue	9,568	11,513	(1,945)	(17)%
Gross profit	10,157	10,071	86	1%
Operating expenses:
Product development and engineering	4,610	5,125	(515)	(10)%
Selling, general and administrative	7,455	7,007	448	6%
Total operating expenses	12,065	12,132	(67)	(1)%
Operating loss	(1,908)	(2,061)	153	(7)%
Other income (expense), net	(155)	74	(229)	(309)%
Loss before provision for income taxes	(2,063)	(1,987)	(76)	4%
Provision for income taxes	34	36	(2)	(6)%
Net loss	$(2,097)	$(2,023)	$(74)	4%

Revenue

Revenue decreased $1.9 million, or 9%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to a $2.4 million, or 13%, decrease in product revenue offset by the $0.5 million, or 18% increase in service revenue. The decrease in revenue in the United States and Europe was primarily the result of declines in legacy product revenues and lower project-based revenues. The increase in revenue in the Asia Pacific region was due to strong product demand and professional services growth in key regional customers. In the Americas (excluding the U.S.), the revenue decline was primarily driven by delays in anticipated network projects.

The following table summarizes revenue by geographic region (in thousands):

Three months ended June 30:	2017	2016	$ change	% change
Revenue:
United States	$8,665	$11,916	$(3,251)	(27)%
Americas (excluding the U.S.)	2,245	2,665	(420)	(16)%
Europe	3,309	4,251	(942)	(22)%
Asia Pacific	5,506	2,752	2,754	100%
Total revenue	$19,725	$21,584	$(1,859)	(9)%

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

Gross profit improved in the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The combined gross profit margin percentage for product and service revenues increased 4.8 percentage points to 51.5% for the three months ended June 30, 2017, compared to 46.7% for the three months ended June 30, 2016. The gross profit margin percentage for product revenues increased 1.9 percentage point to 46.8% for the three months ended June 30, 2017, compared to 44.9% for the three months ended June 30, 2016, while the gross profit margin percentage for service revenues increased 15.8 percentage points to 73.8% for the three months ended June 30, 2017, compared to 58.0% for the three months ended June 30, 2016. The 1.9 percentage point increase in product gross profit margin percentage was primarily a result of the mix of product sold and the geographic region sold into. The 15.8 percentage point improvement in service revenue gross profit margin percentage was primarily related to improvement efforts related to customer support and maintenance to enhance our customer experience that commenced in 2015, resulting in improved utilization of our fixed costs. Additionally, during the three months ended June 30, 2017, service inventory reserves were inconsequential compared to $0.2 million during the three months ended June 30, 2016, contributing to a 7.1 percentage point improvement in service revenue gross profit margin.

Operating Expenses

Operating expenses were $12.1 million, or 61.2% of revenue, for the three months ended June 30, 2017, compared to $12.1 million, or 56.2% of revenue, for the three months ended June 30, 2016. The $0.1 million, or 1% decrease in operating expenses for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, were primarily driven by a $0.3 million decrease in labor due to decreased headcount, and a $0.2 million decrease in material costs and a $0.1 million decrease in sales commission due to lower sales. Additionally, operating expenses benefited from reduced other overhead expenses in the amount of $0.3 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, driven by reduced occupancy expenses due to facility consolidation, reduced software maintenance expenses due to decrease in software needs and reduced provisions for bad debt due to improved collections. These amounts were partially offset by a $1.1 million increase in consulting and legal fees related to the proposed plan of merger.

Operating Loss

The Company reported an operating loss of $1.9 million for the three months ended June 30, 2017, compared to an operating loss of $2.1 million for three months ended June 30, 2016. The $0.2 million improvement in operating results was primarily the result of the $0.5 million, or 10% reduction in product development and engineering expenses offset by the $0.4 million, or 6% increase in selling, general and administrative expense. In addition to the $0.1 million, or 1% improvement in gross profit. Our operating margin declined to (9.7)% for the three months ended June 30, 2017, compared to (9.5)% operating margin for the three months ended June 30, 2016. The operating loss included share-based compensation expense of $0.4 million for the three months ended June 30, 2017 and 2016.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2017 was approximately $34,000, compared to $36,000 for the three months ended June 30, 2016, and was computed based on an estimated annual effective tax rate for the Company in each of the various tax jurisdictions we operate. Our income tax provision fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax.

Six months ended June 30, 2017 Compared To Six months ended June 30, 2016

Six months ended June 30:	2017	2016	$ Change	% Change
Revenue:
Product revenue	$34,408	$34,665	$(257)	(1)%
Service revenue	6,492	5,801	691	12%
Total revenue	40,900	40,466	434	1%
Cost of Revenue:
Cost of product	17,935	17,880	55	—%
Cost of services	2,104	2,712	(608)	(22)%
Total cost of revenue	20,039	20,592	(553)	(3)%
Gross profit	20,861	19,874	987	5%
Operating expenses:
Product development and engineering	9,338	10,469	(1,131)	(11)%
Selling, general and administrative	14,223	15,024	(801)	(5)%
Total operating expenses	23,561	25,493	(1,932)	(8)%
Operating loss	(2,700)	(5,619)	2,919	(52)%
Other expense, net	(358)	(203)	(155)	76%
Loss before provision for income taxes	(3,058)	(5,822)	2,764	(47)%
Provision for income taxes	80	97	(17)	(18)%
Net loss	$(3,138)	$(5,919)	$2,781	(47)%

Revenue

Revenue increased $0.4 million, or 1%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily driven by the $0.7 million, or 12% increase in service revenue, offset by the $0.3 million, or 1%, decrease in product revenue. The $1.0 million decrease in revenues generated in the United States was mainly attributable to decreased order volume over the same period in the prior year related to projects using our optical systems and components, as well as for our legacy lab automation products. The $0.5 million decrease in revenues generated in Europe was a result of reduced demand of our legacy lab automation products and for our optical components and to a lesser extent as a result of price competition within our passive optical component products. The $1.3 million and $0.7 million improvement in revenues generated in the Asia Pacific region and Americas (excluding the U.S.), respectively, were primarily the result of growth of service offerings at a key regional customer.

The following table summarizes revenue by geographic region (dollars in thousands):

Six months ended June 30:	2017	2016	$ Change	% Change
Revenue:
United States	$19,936	$20,956	$(1,020)	(5)%
Americas (excluding the U.S.)	4,648	3,955	693	18
Europe	6,902	7,448	(546)	(7)
Asia Pacific	9,414	8,107	1,307	16
Total revenue	$40,900	$40,466	$434	1%

Gross Profit

Gross profit increased $1.0 million, or 5%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, principally due to the $0.7 million, or 12% increase in service revenue. The combined gross profit margin percentage for product and service revenues increased 1.9 percentage points to 51.0% for the six months ended June 30, 2017, compared to 49.1% for the six months ended June 30, 2016. The gross profit margin percentage for product revenues decreased marginally at 0.5 percentage points to 47.9% for the six months ended June 30, 2017, compared to 48.4% for the six months ended June 30, 2016, while the gross profit margin percentage for service revenues increased 14.4 percentage points to 67.6% for the six months ended June 30, 2017, compared to 53.2% for the six months ended June 30, 2016. The marginal decrease in product gross profit margin was primarily a result of the mix of products sold and the geographic region sold into. The 14.4 percentage point improvement in service revenue gross profit margin percentage was primarily related to a $0.5 million decrease in service inventory reserves during the six months ended June 30, 2017, contributing to a 7.4 percentage point improvement in service revenue gross profit margin as service inventory reserves were $0.2 million compared to $0.7 million during the six months ended June 30, 2016. Service revenue gross profit margin percentage was also impacted by capitalizing on the improvement efforts related to customer support and maintenance to enhance our customer experience that commenced in 2015, resulting in improved utilization of our fixed costs.

Operating Expenses

Operating expenses were $23.6 million, or 57.6% of revenue, for the six months ended June 30, 2017, compared to $25.5 million, or 63.0% of revenue, for the six months ended June 30, 2016. The $1.9 million, or 8% decrease in operating expenses were primarily driven by $1.1 million decrease in product development and engineering expenses mainly due to $0.8 million decrease in labor expenses due to decreased headcount, in addition to $0.2 million decrease in materials costs. Selling, general and administrative labor expenses decreased $0.8 million mainly due to reduced labor expenses in the amount $1.0 million mainly due to decreased headcount and decreased sales commission expenses due primarily to lower product sales, partially offset by a $0.2 million decrease in share-based compensation expenses. Additionally, operating expenses benefited from reduced other overhead expenses in the amount of $0.7 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, driven by reduced occupancy expenses due to facility consolidation, reduced software maintenance expenses due to decrease in software needs and reduced provisions for bad debt due to improved collections. These amounts were partially offset by $1.1 million increase in consulting and legal fees related to the proposed plan of merger.

Operating Loss

The Company reported an operating loss of $2.7 million for the six months ended June 30, 2017, compared to an operating loss of $5.6 million for six months ended June 30, 2016. The $2.9 million improvement in operating results was primarily the result of $1.1 million, or 11% decrease in product development and engineering expenses and the $0.8 million, or 5% decrease in selling, general and administrative expenses. In addition to the $1.0 million, or 5% improvement in total gross profit. Our operating margin improved to (6.6)% for the six months ended June 30, 2017 compared to (13.9)% operating margin for the six months ended June 30, 2016. The operating loss included share-based compensation expense of $0.8 million and $0.7 million for the six months ended June 30, 2017 and 2016, respectively.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2017 and 2016 was approximately $80,000 and $97,000, respectively and was computed based on an estimated annual effective tax rate for the Company in each of the various tax jurisdictions we operate. Our income tax provision fluctuates based on the amount of pre-tax income or loss generated in the various jurisdictions where we conduct operations and pay income tax.

Liquidity and Capital Resources

During the six months ended June 30, 2017, the Company's cash decreased approximately $0.8 million to $24.3 million from $25.1 million. There were net cash inflows from working capital of approximately $6.0 million, including a $1.8 million increase in accounts payable and accrued liabilities as a result of timing of cash disbursements to component manufacturers. In addition, there was a $1.1 million increase in deferred revenue due to timing of shipments and a $4.9 million increase in other long term liabilities primarily resulting from a liability in connection with the resolution of certain indemnification claims, partially offset by cash outflows of $2.5 million due to an increase in accounts receivable primarily due to timing of shipments during the quarter and cash receipts. Net cash used in investing activities included a $4.6 million increase in restricted cash and time deposits primarily related to the receipt of insurance proceeds and $0.4 million in purchases of property, plant and equipment. Net cash used in financing activities were not significant during the six months ended June 30, 2017.

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

Working Capital

The following table summarizes our working capital position (in thousands):

	June 30, 2017	December 31, 2016
Current assets	$57,728	$51,718
Current liabilities	31,504	24,083
Working capital	$26,224	$27,635
Current ratio (1)	1.8	2.1

(1)	Determined by dividing total current assets by total current liabilities.

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

Contractual Obligations

During the six months ended June 30, 2017, there were no material changes in our contractual obligations.

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

Market risk represents the risk of loss that may impact our condensed consolidated financial statements through adverse changes in financial market prices and rates and inflation. Our market risk exposure results primarily from fluctuations in foreign exchange and interest rates. We manage our exposure to these market risks through our regular operating and financing activities, and when deemed necessary, through the use of derivative financial instruments. The Company may from time to time use derivative financial instruments as risk management tools to manage risks of volatility in interest and foreign exchange rate movements on anticipated transactions and not for trading or speculative purposes and does not maintain such instruments that may expose the Company to significant market risk. During the six months ended June 30, 2017 and 2016 the Company did not use derivative financial instruments and as of June 30, 2017 and December 31, 2016, we did not have any such derivative financial instruments outstanding.

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

When we translate the financial position or results of operations of subsidiaries with functional currencies other than the U.S. dollar, we recognize a foreign currency translation gain or loss as a component of other comprehensive income (loss). Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our results. We conduct a significant portion of our business in foreign currencies, the Israeli new shekel and to a substantially lesser extent, the Taiwan dollar and Euro. For the six months ended June 30, 2017 and 2016, 21% and 22% of revenue, respectively, and 35% of operating expenses were generated and incurred at foreign subsidiaries. For the six months ended June 30, 2017, the exchange rates for the Taiwan dollar strengthened 6% against the U.S. dollar compared to the six months ended June 30, 2016, so revenue and expenses in these currencies translated into slightly more dollars than they would have in the prior period. For the six months ended June 30, 2017, the exchange rates for the Israeli new shekel strengthened 5% against the U.S. dollar compared to the six months ended June 30, 2016, so revenue and expenses in these currencies translated into slightly more dollars than they would have in the prior period.

Fluctuations in currency exchange rates of foreign currencies have an impact on the U.S. dollar equivalent of such currencies included in cash and cash equivalents reported in our financial statements. The following table summarizes cash and cash equivalents held in various currencies and translated into U.S. dollars (in thousands):

	June 30, 2017	December 31, 2016
U.S. dollars	$22,837	$22,923
Euros	95	194
Taiwan dollars	61	43
Israeli new shekels	1,131	952
Other	209	1,004
Total cash and cash equivalents	$24,333	$25,116

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

As of June 30, 2017, under the supervision and with the participation of MRV's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of June 30, 2017, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in MRV's periodic SEC reports.

There has been no change in our internal control over financial reporting during the three and six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2017, MRV received a complaint from Nestor Hilsenrat, a former employee, and a request for a labor board hearing. Mr. Hilsenrat, who had been working in Argentina as the Company's Regional Sales Director for Caribbean and Latin America prior to being terminated as part of a reduction in force, claims that MRV improperly calculated severance payouts related to his termination. Mr. Hilsenrat alleges that MRV owes additional severance along with penalties and interest totaling approximately $2.9 million. Management believes that these allegations are without merit and therefore has not accrued any provisions as of June 30, 2017. However, depending on the actual outcome of the proceedings, provisions could be recorded in the future which may have a material adverse effect on the Company’s operating results.

Kachelmyer v. MRV Communications, Inc., et al. On July 21, 2017, a putative securities class action complaint (the “Kachelmyer Complaint”) for an action captioned Kachelmyer v. MRV Communications, Inc., et al. was filed in the Superior Court of California, Los Angeles County. The complaint names as defendants the members of the MRV Board of Directors, as well as MRV. The complaint purports to be brought individually and on behalf of similarly situated public shareholders of MRV and alleges, among other things, that the members of the MRV Board of Directors breached their fiduciary duties to the stockholders of MRV by approving the Merger Agreement and the transactions contemplated therein (the “Transactions”) on terms and conditions alleged to be materially unfair to MRV’s stockholders, and by issuing allegedly materially incomplete and misleading disclosures in connection therewith in the Schedule 14D-9. For descriptions of the Merger Agreement, the Transactions, and the Schedule 14D-9, see Note 17, Subsequent Events. The complaint seeks, among other things, (i) injunctive relief, including enjoining the MRV Board of Directors, and anyone acting in concert with them, from consummating the Transactions, (ii) certification of the action as a class action, (iii) in the event the Transactions are consummated, rescinding the Transactions or awarding damages to MRV’s stockholders, (iv) an award of attorneys’ fees and other fees and costs and (v) such other further relief as the court deems just and proper. A preliminary injunction could delay or jeopardize the completion of the Transactions, and permanent injunctive relief could indefinitely enjoin completion of the Transactions. MRV believes that the claims stated in the Kachelmyer Complaint have no merit; however, the outcome of this matter is uncertain.

Allia v. MRV Communications, Inc. et al. On July 24, 2017, a putative securities class action complaint (the “Allia Complaint”) for an action captioned Allia v. MRV Communications, Inc., et al. was filed in the United States District Court for the Central District of California by Peter Allia, a purported owner of Shares, on behalf of himself and all other public stockholders of MRV, against MRV and the members of the MRV Board of Directors in connection with the pending Offer, the Merger and the other transactions contemplated by the Merger Agreement. The Allia Complaint claims that, among other things, the members of the MRV Board of Directors breached their fiduciary duties to the stockholders of MRV by approving the Merger Agreement and the transactions contemplated thereby on terms and conditions alleged to be materially unfair to MRV’s stockholders and by allegedly omitting and misrepresenting material information on MRV’s Schedule 14D-9 in connection therewith, with such material information alleged to include, among other things, MRV’s financial projections and sales process and certain financial analyses performed by Cowen in connection with the pending Offer, the Merger and the other transactions contemplated by the Merger Agreement. The Allia Complaint further alleges that MRV and the members of the MRV Board of Directors violated Section 14(e) and 20(a) of the Exchange Act by issuing the Schedule 14D-9 with such alleged omissions and misrepresentations of material information as described in the immediately preceding sentence. The Allia Complaint seeks various remedies, including, among other things, (i) certification of the action as a class action, (ii) enjoining the pending Offer and the Merger, (iii) in the event the Offer and the Merger are consummated, rescinding them and setting them aside or awarding rescissory damages, (iv) declaring the Merger Agreement unlawful and unenforceable, (v) awarding damages to the plaintiff and the public stockholders of MRV, (vi) awarding the plaintiff fees and expenses (including reasonable attorneys’ and experts’ fees and expenses) incurred by the plaintiff in connection with the litigation and (vii) granting such other and further relief as the court may deem just and proper. A preliminary injunction could delay or jeopardize the completion of the Transactions, and permanent injunctive relief could indefinitely enjoin completion of the Transactions. MRV believes that the claims stated in the Allia Complaint have no merit; however, the outcome of this matter is uncertain.

Chelvaratnam v. Ken Traub, et al. On July 25, 2017, a putative class action complaint (the “Chelvaratnam Complaint”) for an action captioned Chelvaratnam v. Ken Traub, et al., was filed in the Superior Court of the State of California for the County of Los Angeles by Ravindran Chelvaratnam, a purported owner of Shares, on behalf of himself and all other public stockholders of MRV, against the members of the MRV Board of Directors in connection with the pending Offer and the Merger. The Chelvaratnam Complaint claims that, among other things, the members of the MRV Board of Directors breached their fiduciary duties to the stockholders of MRV by approving the Merger Agreement and the Transactions on terms and conditions and through processes alleged to be materially unfair to MRV’s stockholders, and by issuing allegedly materially incomplete and misleading disclosures in connection therewith in the Schedule 14D-9. The Chelvaratnam Complaint seeks various remedies, including, among other things, (i) certification of the action as a class action; (ii) preliminarily and permanently enjoining the Merger from being consummated, (iii) to the extent already implemented, rescinding the Merger Agreement or any of the terms thereof, or granting the plaintiff and MRV’s public stockholders rescissory damages, (iv) directing the defendants to account to the plaintiff and the public stockholders of MRV for all damages allegedly suffered, (v) awarding the plaintiff fees and expenses (including reasonable attorneys’ and experts’ fees and expenses) incurred by the plaintiff in connection with the action and (vi) granting such other and further relief as the court may deem just and proper. A preliminary injunction could delay or jeopardize the completion of the Offer or the Merger, and permanent injunctive relief could indefinitely enjoin completion of the Offer or the Merger. MRV believes that the claims stated in the Chelvaratnam Complaint have no merit; however, the outcome of this matter is uncertain.

Scarantino v. MRV Communications, Inc. On July 25, 2017, a putative securities class action complaint (the “Scarantino Complaint”) for an action captioned Scarantino v. MRV Communications, Inc., et al. was filed in the United States District Court for the Central District of California by Louis Scarantino, a purported owner of Shares, on behalf of himself and all other public stockholders of MRV, against MRV and the members of the MRV Board of Directors in connection with the pending Offer and the Merger. The Scarantino Complaint claims that, among other things, MRV and the members of the MRV Board of Directors violated Sections 14(e), 14(d) and 20(a) of the Exchange Act, as applicable, by allegedly misrepresenting and omitting material information on the Schedule 14D-9 in connection with the pending Offer, the Merger and the Transactions. The Scarantino Complaint seeks various remedies, including, among other things, (i) enjoining the Merger from being consummated, (ii) in the event the Merger is consummated, rescinding it and setting it aside or awarding rescissory damages, (iii) awarding the plaintiff fees and expenses (including reasonable attorneys’ and experts’ fees and expenses) incurred by the plaintiff in connection with the action and (iv) granting such other and further relief as the court may deem just and proper. A preliminary injunction could delay or jeopardize the completion of the Offer or the Merger, and permanent injunctive relief could indefinitely enjoin completion of the Offer or the Merger. MRV believes that the claims stated in the Scarantino Complaint have no merit; however, the outcome of this matter is uncertain.

Trottier v. MRV Communications, Inc., et al. On July 27, 2017, a putative securities class action complaint (the “Trottier Complaint”) for an action captioned Trottier v. MRV Communications, Inc., et al., Case No. 2:17-cv-05581, was filed in the United States District Court for the Central District of California by Mark Trottier, a purported owner of Shares, on behalf of himself and all other public stockholders of MRV, against MRV and the members of the MRV Board of Directors in connection with the pending Offer and the Merger. The Trottier Complaint claims that, among other things, MRV and the members of the MRV Board of Directors violated Sections 14(e), 14(d)(4) and 20(a) of the Exchange Act and Rule 14a-9 under the Exchange Act (17 C.F.R. § 240.14a-9), as applicable, by allegedly making untrue statements of material fact and allegedly omitting certain material facts relating to the pending Offer, the Merger and the other transactions contemplated by the Merger Agreement on the Schedule 14D-9. The Trottier Complaint seeks various remedies, including, among other things, (i) certification of the action as a class action, (ii) preliminarily and permanently enjoining the Offer and the Merger from being consummated, (iii) in the event the Offer and the Merger are consummated, rescinding them and setting them aside or awarding rescissory damages, (iv) awarding the plaintiff costs (including reasonable attorneys’ and experts’ fees and expenses) incurred by the plaintiff in connection with the action and (v) granting such further relief as the court deems just and proper. A preliminary injunction could delay or jeopardize the completion of the Offer or the Merger, and permanent injunctive relief could indefinitely enjoin completion of the Offer or the Merger. MRV believes that the claims in the Trottier Complaint have no merit; however, the outcome of this matter is uncertain.

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

2.1
Agreement and Plan of Merger, among MRV Communications, Inc., Golden Acquisition Corporation, and ADVA NA Holdings, Inc., dated as of July 2, 2017 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by MRV Communications, Inc. on July 3, 2017).

4.1
Amendment No. 1 to Rights Agreement, dated July 2, 2017, by and between MRV Communications, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by MRV Communications, Inc. on July 3, 2017).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized on August 2, 2017.

MRV COMMUNICATIONS, INC.

By: /s/ Mark J. Bonney
Mark J. Bonney
Chief Executive Officer
Principal Executive Officer

By: /s/ Stephen G. Krulik
Stephen G. Krulik
Chief Financial Officer
Principal Financial and Accounting Officer